Form 10-Q
period 1994-12-31
BUFFTON CORP
filed 1995-02-14
CIK 351220

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
- ---
     Act of 1934

     For the quarterly period ended December 31, 1994 or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________ to _____________

     Commission file number 1-9822


                              BUFFTON CORPORATION
                 ---------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

           Delaware                                      75-1732794
- -------------------------------               ---------------------------------
(State or Other Jurisdiction of               (IRS Employer Identification No.)
Incorporation or Organization)

             226 Bailey Avenue, Suite 101, Fort Worth, Texas 76107
             -----------------------------------------------------
             (Address and zip code of principal executive offices)

                                (817) 332-4761
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

      ___________________________________________________________________
   (Former Name, Former Address and Former Fiscal Year, If Changed Since Last
                                    Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No ___
    ---

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ___   No ___
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Number of shares outstanding at:
           Class                                       February 7, 1995
- ----------------------------                   --------------------------------
Common stock, $.05 par value                              5,458,022

                              BUFFTON CORPORATION
                              -------------------

                                     Index
                                     -----



                                                                                 Page
                                                                                 ----

     Part I - Financial Information............................................     3

     Item 1 - Financial Statements.............................................     3

     Consolidated Condensed Balance Sheets December 31, 1994 (Unaudited)
       and September 30, 1994..................................................     3

     Consolidated Condensed Statements of Operations (Unaudited)
       Three Months Ended December 31, 1994 and 1993...........................     4

     Consolidated Condensed Statements of Cash Flow (Unaudited)
       Three Months Ended December 31, 1994 and 1993...........................     5

     Supplemental Disclosures of Cash Flow Information (Unaudited).............     6

     Notes to Consolidated Condensed Financial Statements (Unaudited)..........     7

     Item 2 - Management's Discussion and Analysis of Financial Condition and
       Results of Operations...................................................    12

     Part II - Other Information...............................................    17

     Signatures................................................................    18


 Item 1. - Financial Statements

                              BUFFTON CORPORATION

                     Consolidated Condensed Balance Sheets
                     -------------------------------------

                                                     December 31,   September 30,
                                                         1994            1994
                                                     ------------   -------------
                                                      (Unaudited)
                                                             (In thousands)
      Assets
      ------
Current assets:
 Cash..............................................     $ 3,158        $ 3,196
 Accounts receivable, net of allowance for
    doubtful accounts of $93,000 and $150,000,
    respectively...................................       1,813          3,541
 Inventories.......................................       1,104          4,044
 Prepaid and other current assets..................         272            344
 Investment in discontinued operation..............         636              -
                                                        -------        -------
    Total current assets...........................       6,983         11,125

Property, plant and equipment, at cost:
 Land, building and improvements...................       3,698          6,097
 Machinery, equipment and tooling..................       1,538          8,442
 Less:  Accumulated depreciation and amortization..      (2,057)        (6,457)
                                                        -------        -------
   Net property, plant and equipment...............       3,179          8,082

Patents, net of accumulated amortization of
   $1,207,000 and $1,206,000, respectively.........       1,768          1,818
Goodwill, net of amortization of $374,000 and
   $302,000........................................       3,739          3,811
Other assets, net..................................          40            234
                                                        -------        -------

                                                        $15,709        $25,070
                                                        =======        =======

      Liabilities and Stockholders' Equity
      ------------------------------------
Current liabilities:
 Current portion of long-term debt.................     $    74        $   518
 Accounts payable..................................         700          1,610
 Accrued liabilities...............................       1,358          1,594
 Income tax payable................................         249            254
                                                        -------        -------
  Total current liabilities........................       2,381          3,976

Long-term debt.....................................         918          5,507
Deferred income taxes..............................         183            330

Stockholders' equity:
 Preferred stock $.01 par value; 5,000,000 shares
    authorized; no shares issued and outstanding...           -              -
 Common stock $.05 par value; 30,000,000 shares
    authorized; outstanding shares 5,278,022.......         264            264
 Additional paid-in capital........................      12,020         12,020
 Retained earnings (deficit).......................         (57)         2,973
                                                        -------        -------

  Total stockholders' equity.......................      12,227         15,257
                                                        -------        -------

                                                        $15,709        $25,070
                                                        =======        =======

 See accompanying notes to unaudited Consolidated Condensed Financial
 Statements.

                              BUFFTON CORPORATION

          Consolidated Condensed Statements of Operations (Unaudited)
          -----------------------------------------------------------


                                                          Three Months
                                                       Ended December 31,
                                                    -------------------------
                                                     1994              1993
                                                    -------           -------
                                                    (In thousands, except per
                                                         share amounts)

Net revenues......................................  $ 4,117           $10,021

Costs and expenses:
   Cost of goods sold (exclusive of depreciation).    1,276             6,953
   Selling, general and administrative............    2,438             2,155
   Depreciation and amortization..................      251               321
   Interest.......................................       37               114
                                                    -------           -------

    Total costs and expenses......................    4,002             9,543
                                                    -------           -------

  Income from continuing operations before
   income taxes...................................      115               478
  Income tax provision............................       43               142
                                                    -------           -------
  Income from continuing operations...............       72               336

  Discontinued operation:
   Loss from operations, net of income tax benefit
    of $107,000 and $41,000, respectively.........     (199)              (99)
   Loss on disposal, net of income tax benefit
    of $165,000...................................   (2,903)                -
                                                    -------           -------

   Loss from discontinued operation...............   (3,102)              (99)
                                                    -------           -------

  Net income (loss)...............................  $(3,030)          $   237
                                                    =======           =======

  Income (loss) per average common share:
   Continuing operations..........................  $   .01           $   .07
   Discontinued operation.........................     (.59)             (.02)
                                                    -------           -------
   Net income (loss)..............................  $  (.58)          $   .05
                                                    =======           =======

  Weighted average common shares outstanding......    5,278             4,678
                                                    =======           =======


  The accompanying notes are an integral part of these financial statements.

                              BUFFTON CORPORATION
                              -------------------

           Consolidated Condensed Statements of Cash Flow (Unaudited)
           ----------------------------------------------------------

                                                         Three Months
                                                      Ended December 31,
                                                    ----------------------
                                                     1994            1993
                                                    -------          -----
                                                        (In thousands)
Net cash provided by operating activities.........  $  207           $  90

Cash flows from investing activities:
  Additions to property, plant and equipment......    (210)           (182)
  Construction in progress, primarily tooling.....    (204)           (197)
  Reductions (increase) in other assets...........      37            (246)
                                                    ------           -----
Net cash used in investing activities.............    (377)           (625)

Cash flows from financing activities:
  Additions to long-term debt.....................     132             602
  Repayments of long-term debt....................       -            (174)
                                                    ------           -----
Net cash provided by financing activities.........     132             428
                                                    ------           -----

Net decrease in cash..............................     (38)           (107)
Cash at beginning of period.......................   3,196             450
                                                    ------           -----

Cash at end of period.............................  $3,158             343
                                                    ======           =====




See accompanying notes to unaudited Consolidated Condensed Financial Statements.

               Supplemental Disclosures of Cash Flow Information
               -------------------------------------------------


Supplemental schedule of cash payments:

                                                             Three Months
                                                          Ended December 31,
                                                          ------------------
                                                          1994          1993
                                                          ----          ----
                                                            (In thousands)
Cash paid for:
  Interest..............................................   $37          $114
  Income taxes..........................................     -            10

                              BUFFTON CORPORATION
                              -------------------

        Notes to Consolidated Condensed Financial Statements (Unaudited)
        ----------------------------------------------------------------


   Note A
   ------

        In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Buffton Corporation (the Company), as of December 31, 1994, and the results of its operations and its cash flows for the three month period ended December 31, 1994 and 1993.

        The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1994 Buffton Corporation Annual Report on Form 10-K.


   Note B
   ------

        The results of operations for the three month period ended December 31, 1994 are not necessarily indicative of the results to be expected for the full year.


   Note C
   ------

        Net income (loss) per share has been computed on the basis of the weighted average number of common shares outstanding.


   Note D
   ------

        Inventories are as follows:

                                        December 31,    September 30,
                                            1994            1994
                                        ------------    -------------
                                               (In thousands)
        Raw materials                      $  716          $1,741
        Work in process                       142             282
        Finished goods                        246           2,021
                                           ------          ------
                                           $1,104          $4,044
                                           ======          ======

   Note E
   ------

        Effective January 1, 1994, the Company entered into an agreement with ECA to acquire the New Orleans operations of ECA in exchange for the Company's note receivable from and equity interest in ECA approximating $2,641,000 as well as 600,000 shares of its common stock and $159,000 in cash. The market value of the 600,000 shares was $824,000 at the date of the acquisition. The agreement provided for the transfer of 235,000 shares of the 600,000 shares of the Company's common stock to be issued to the owners and certain creditors of ECA and its subsidiaries.

        The assets acquired consisted of cash, inventory, leasehold interests and improvements, sound, light, video and bar equipment and certain other assets, including prepaids. Liabilities assumed by a subsidiary of the Company consisted of trade accounts payable and other accrued liabilities in ordinary course of business and debt of approximately $815,000 outstanding at January 1, 1994.

        In addition to the above described transactions with ECA, the Company had a note receivable from ECA at January 1, 1994 aggregating $400,000 and advances of $320,000. The Company also had an option to purchase the stock of American Food Classics, Inc. (AFC) from ECA at the greater of fair market value, to be determined by an independent appraisal, or $300,000. The Company exercised its option January 1, 1994 and exchanged its note receivable from and advances to ECA for the stock of AFC. The note receivable and advances approximated the fair market value of the AFC stock at the date of exchange.

        The 1994 acquisitions were accounted for under purchase accounting and the results of operations were consolidated beginning with the effective dates. Excess of purchase price over fair value of net tangible assets acquired was $4,113,000 at effective date of the acquisitions and is included in Goodwill on the Consolidated Condensed Balance Sheet. Unaudited pro forma results of operations for the three months ended December 31, 1993 as if the acquisitions had occurred at the beginning of the period, are as follows (In thousands, except per share amounts):


           Revenues                             $11,484
           Income from continuing operations        275
           Income from continuing operations
             per average common share           $   .06

        The New Orleans operations and AFC are collectively referred to as the "Hospitality Division".

        Effective February 28, 1994, Contex Electronics, Inc., a subsidiary of the Company, sold all of the operating assets and liabilities of MoldCon and Tri-Tec, two of its wholly owned subsidiaries. The sales price for the assets was $9,277,000 in cash plus the assumption of certain liabilities by the buyer. The net proceeds from the disposition were used to reduce bank debt approximately $5,000,000 and for short-term investments.

        The assets sold consisted primarily of trade accounts receivable, inventory, machinery, equipment and furniture and fixtures. Liabilities assumed by the Buyer consisted of trade accounts payable and other accrued liabilities in the ordinary course of business. The assets and liabilities related to the manufacture of molded internal and external cable assemblies and internal wiring harnesses.

        After deducting applicable selling expenses, the Company reported a pretax gain of $1,050,000 on the sale during the quarter ended March 31, 1994. The results of operations, relative to the businesses sold are included in the Company's statements of income for the three months ended December 31, 1993. Revenue and operating profit was $5,538,000 and $224,000, respectively, for the three month period ended December 31, 1993.

        By approval of the Company's Board of Directors in December 1994, in a transaction effective January 1, 1995, the Company sold the operation of Flo Control, Inc. (Flo Control) headquartered in Burbank, California. The purchaser of these operations was Russell J. Sarno, President of Flo Control and a board member of the Company. Mr. Sarno purchased virtually all of the assets of Flo Control for $3,100,000 in cash and assumed $800,000 of Flo Control's liabilities. As a condition of the sale, Mr. Sarno agreed to purchase Flo Control's 95% ownership interest in the Florida Realty Joint Venture for $150,000 in cash. In connection with these transactions, Flo Control's secondary containment product line was sold to Mr. Pat Hopkins for a $500,000 note. As a result of the above transactions, the Company recognized a loss on disposal of $2,903,000, net of income tax benefit, in its first quarter ended December 31, 1994. The sale of Flo Control was accounted for as a discontinued operation. Investment in discontinued operation on the Consolidated Condensed Balance Sheet represents sales proceeds of $3,750,000 reduced by bank debt and other liabilities of $3,114,000.

        Approximately $2.4 million of the cash proceeds from the sale were used to reduce the Company's outstanding debt of Flo Control. As a result of the sale of Flo Control's 95% interest in the Florida Realty Joint Venture, the $2.3 million debt of the Florida Realty Joint Venture, previously consolidated in the Company's Balance Sheet, was eliminated as well as the monthly expense of the Flo Control lease.

        The assets sold consisted primarily of trade accounts receivable, inventory, machinery, equipment and furniture and fixtures. Liabilities assumed by the buyer consisted of trade accounts payable and other accrued liabilities in the ordinary course of business. The assets and liabilities related to the manufacture of polyvinyl chloride pipe fittings.


   Note F
   ------

        During March 1992, the United States Environmental Protection Agency
   (EPA), issued a Record of Decision (ROD) with respect to the Company's Superfund Site in Vestal, New York. An Administrative Order for Remedial Design and Remedial Action was issued in October 1, 1992. The ROD requires the Company to construct a water treatment facility at the site and to pump contaminated ground water from bedrock and overburden extraction wells for 15 to 30 years until remediation goals are met. In December 1992, the Company's environmental consultants prepared and submitted a Remedial Design Work Plan
   (RDWP) to the EPA. During February 1994, the Company received comments from the EPA with respect to the RDWP and the Company's environmental consultants submitted their response. The EPA approved the

   RDWP in October 1994. On November 14, 1994, engineering field work began in order to ascertain the engineering design of the treatment plant. The capital costs of $300,000 to $400,000 to implement the remedy selected are expected to be incurred over a two year period and include engineering field work, design and construction of the treatment plant. These costs will be capitalized when incurred because the treatment plant will prevent further environmental contamination with respect to the contaminated ground water being pumped from the extraction wells and improve the property compared with its condition when acquired by the Company. The Company intends to comply with the ROD and pump the contaminated ground water through the treatment plant as required. Presently, LCP National Pipe is leasing the Company's Vestal, New York facility where it manufactures PVC pipe. Under the terms of the lease, LCP will operate and maintain the extraction wells on the site in a manner which complies with environmental requirements. At such time as the treatment plant is installed, the Company anticipates that operations and ongoing maintenance will be performed by outside personnel and consultants. Operations and ongoing maintenance costs consist of labor, sampling and laboratory testing, power costs, filters, reports and general repair. The EPA included in the ROD an annual estimate for operating and maintenance costs totaling $242,000. This estimate covers remediation over a 15 year period and long-term monitoring over a 30 year period. The Company's environmental consultants believe the EPA's estimate of $242,000 per year for operating and maintenance cost is high because the EPA's cost estimate fails to utilize existing on-site labor and computerized monitoring systems. In addition, the extraction well pumps are presently being operated by the existing tenant on the property and no incremental power will be required for the treatment plant. As a result, the Company's environmental consultants believe a more realistic annual cost estimate to operate and maintain the facility to be $70,000 to $100,000 of which less than $15,000 per year represents monitoring and sampling costs.

        In an effort to create greater market value for the Vestal, New York industrial real estate site, the Company intends to submit a plan to the EPA which might expedite the completion of the remedial action required at that site.


   Note G
   ------

        As a result of the settlement of certain legal actions, the Company's consolidated income from continuing operations before income taxes for the three months ended December 31, 1993, reflects a net credit of $217,000.

        The Company is a party to various legal actions which are in the aggregate immaterial, and due to the nature of the Company's business, it could be a party in other legal or administrative proceedings arising in the ordinary course of business. While occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a material adverse effect on the Company's financial position.


   Note H
   ------

        During January 1995, in conjunction with the sale of Flo Control, the Company paid approximately $2,400,000 of the cash proceeds to its lender to reduce Flo Control's debt which included the payoff of the term loan. The financing agreement with its lender was amended to reduce the commitment to $2,000,000. The loan provides for interest to be paid monthly at a floating rate of 2-1/2% over the established prime rate (11% at December 31, 1994). Access to the revolving line of credit is based upon various formulas relating to accounts receivable and inventories. The credit commitment is secured by all of the assets of Current Technology, Inc., the $500,000 note from Patrick Hopkins and the guaranty of the Company. At December 31, 1994, the debt owed to the Company's lender was $918,000. The Company had approximately $50,000 of borrowing availability at December 31, 1994.

                              BUFFTON CORPORATION
                              -------------------

   PART I - FINANCIAL INFORMATION
   ------------------------------

   Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations


   GENERAL INFORMATION

        At December 31, 1994, the Company consists of operations in two principal segments, electronic products and food and beverage. During the year ended September 30, 1994 and the three months ended December 31, 1994, the Company entered into acquisition and disposition transactions as follows:

        Effective January 1, 1994, the Company acquired the New Orleans entertainment operation and the stock of AFC from ECA (Hospitality Division).

        Effective February 28, 1994, Contex sold all of the operating assets and liabilities of MoldCon and Tri-Tec.

        By approval of the Company's Board of Directors in December 1994, in a transaction effective January 1, 1995, the Company sold the operation of Flo Control, headquartered in Burbank, California. The purchaser of these operations was Russell J. Sarno, President of Flo Control and a board member of the Company. Mr. Sarno purchased virtually all of the assets of Flo Control for $3,100,000 in cash and assumed $800,000 of Flo Control's liabilities. As a condition of the sale, Mr. Sarno agreed to purchase Flo Control's 95% ownership interest in the Florida Realty Joint Venture for $150,000 in cash. In connection with these transactions, Flo Control's secondary containment product line was sold to Mr. Pat Hopkins for a $500,000 note. As a result of the above transactions, the Company recognized a loss on disposal of $2,903,000, net of income tax benefit, in its first quarter ended December 31, 1994. The sale of Flo Control was accounted for as a discontinued operation. Investment in discontinued operation on the Consolidated Condensed Balance Sheet represents sales proceeds of $3,750,000 reduced by bank debt and other liabilities of $3,114,000.

        The cash proceeds from the sale were used to reduce the Company's outstanding debt of Flo Control. As a result of the sale of Flo Control's 95% interest in the Florida Realty Joint Venture, the $2.3 million debt of the Florida Realty Joint Venture, previously consolidated in the Company's Balance Sheet, was eliminated as well as the monthly expense of the Flo Control lease.


   RESULTS OF OPERATIONS

        Consolidated net revenues in 1994 decreased 59% compared to 1993. Electronic products revenues decreased 76% in 1994 versus 1993 due to the February 1994 sale of MoldCon and Tri-Tec and the June shutdown of the Electro-Mech plant in Vestal, New York. The Company's power surge suppressor manufacturing operation is the only remaining business included in the Company's electronic products segment. Hospitality Division revenues were approximately $1,600,000 during the 1994 period.

        Consolidated total costs and expenses during 1994 decreased 58% compared to 1993. Consolidated costs of sales decreased 82% during 1994 versus 1993. As a percent of related revenues, these costs were 31% in 1994 versus 69% in 1993. Electronic products cost of sales decreased 88% in 1994 compared to 1993. These costs as a percent of revenue were 34% in 1994 compared to 71% in 1993. The reduction of these costs during the Company's quarter ended December 31, 1994 were the results of the transactions previously discussed. Cost of sales related to the Hospitality Division was approximately $450,000 in the 1994 three month period.

        Consolidated selling, general and administrative expenses increased 13% during 1994 versus 1993. The absolute dollar increase in these expenses for 1994 reflects the inclusion of the food and beverage segment effective January 1, 1994. As a percent of revenue, these expenses were 59% during 1994 versus 22% in 1993. Electronic products selling, general and administrative expenses decreased 44% in 1994 compared to 1993. As a percent of revenue, these expenses for 1994 were 47% versus 29% in 1993. The decrease in selling, general and administrative expense associated with the electronic products segment was the result of reasons previously discussed. These expenses associated with the Hospitality Division were approximately $950,000 during the 1994 three month period.

        Interest expense declined 68% during 1994 compared to 1993 as a result of the sale of MoldCon and Tri-Tec and the shutdown of the Company's Vestal, New York Plant and related reduction in long-term debt.

        During the three months ended December 31, 1994, the Company reported income from continuing operations before income taxes of $115,000 versus
   $478,000 in 1993.   This decline was associated with the sale and shutdown of
   electronic products cable assembly plants during the 1994 fiscal year. Additionally, the Company's power surge suppressor manufacturing operation reported slightly lower profit in 1994 compared to 1993. This decline was due to the completion of deliveries on one contract during fiscal 1994.


   LIQUIDITY AND CAPITAL RESOURCES

        During March 1992, the United States Environmental Protection Agency
   (EPA), issued a Record of Decision (ROD) with respect to the Company's Superfund Site in Vestal, New York. An Administrative Order for Remedial Design and Remedial Action was issued in October 1, 1992. The ROD requires the Company to construct a water treatment facility at the site and to pump contaminated ground water from bedrock and overburden extraction wells for 15 to 30 years until remediation goals are met. In December 1992, the Company's environmental consultants prepared and submitted a Remedial Design Work Plan
   (RDWP) to the EPA. During February 1994, the Company received comments from the EPA with respect to the RDWP and the Company's environmental consultants submitted their response. The EPA approved the RDWP in October 1994. On November 14, 1994, engineering field work began in order to ascertain the engineering design of the treatment plant. The capital costs of $300,000 to

   $400,000 to implement the remedy selected are expected to be incurred over a two year period and include engineering field work, design and construction of the treatment plant. These costs will be capitalized when incurred because the treatment plant will prevent further environmental contamination with respect to the contaminated ground water being pumped from the extraction wells and improve the property compared with its condition when acquired by the Company. The Company intends to comply with the ROD and pump the contaminated ground water through the treatment plant as required. Presently, LCP National Pipe is leasing the Company's Vestal, New York facility where it manufactures PVC pipe. Under the terms of the lease, LCP will operate and maintain the extraction wells on the site in a manner which complies with environmental requirements. At such time as the treatment plant is installed, the Company anticipates that operations and ongoing maintenance will be performed by outside personnel and consultants. Operations and ongoing maintenance costs consist of labor, sampling and laboratory testing, power costs, filters, reports and general repair. The EPA included in the ROD an annual estimate for operating and maintenance costs totaling $242,000. This estimate covers remediation over a 15 year period and long-term monitoring over a 30 year period. The Company's environmental consultants believe the EPA's estimate of $242,000 per year for operating and maintenance cost is high because the EPA's cost estimate fails to utilize existing on-site labor and computerized monitoring systems. In addition, the extraction well pumps are presently being operated by the existing tenant on the property and no incremental power will be required for the treatment plant. As a result, the Company's environmental consultants believe a more realistic annual cost estimate to operate and maintain the facility to be $70,000 to $100,000 of which less than $15,000 per year represents monitoring and sampling costs.

        In an effort to create greater market value for the Vestal, New York industrial real estate site, the Company intends to submit a plan to the EPA which might expedite the completion of the remedial action required at the site.

        During January 1995, in conjunction with the sale of Flo Control, the Company paid approximately $2,400,000 of the cash proceeds to its lender to reduce Flo Control's debt which included the payoff of the term loan. The financing agreement with its lender was amended to reduce the commitment to $2,000,000. The loan provides for interest to be paid monthly at a floating rate of 2-1/2% over the established prime rate (11% at December 31, 1994). Access to the revolving line of credit is based upon various formulas relating to accounts receivable and inventories. The credit commitment is secured by all of the assets of Current Technology, Inc., the $500,000 note from Patrick Hopkins and the guaranty of the Company. At December 31, 1994, the debt owed to the Company's lender was $918,000. The Company had approximately $50,000 of borrowing availability at December 31, 1994.

        Effective January 1, 1994, the Company entered into an agreement with Entertainment Centers of America, Inc. (ECA) to acquire the New Orleans operations of ECA in exchange for the Company's note receivable from and equity interest in ECA approximating $2,641,000 as well as 600,000 shares of
   its common stock and $159,000 in cash.   The market value of the 600,000
   shares was $824,000 at the date of the acquisition. The agreement provided for the transfer of 235,000 shares of the 600,000 shares of the Company's common stock to be issued to the owners and certain creditors of ECA and its subsidiaries.

        The assets acquired consisted of cash, inventory, leasehold interests and improvements, sound, light, video and bar equipment and certain other assets, including prepaids. Liabilities assumed by a subsidiary of the Company consisted of trade accounts payable and other accrued liabilities in ordinary course of business and debt of approximately $815,000 outstanding at January 1, 1994. The acquisition was accounted for under purchase accounting and the results of operations were consolidated beginning with the effective date.

        In addition to the above described transactions with ECA, the Company had a note receivable from ECA at January 1, 1994 aggregating $400,000 and advances of $320,000. The Company also had an option to purchase the stock of American Food Classics, Inc. (AFC) from ECA at the greater of fair market value, to be determined by an independent appraisal, or $300,000. The Company exercised its option January 1, 1994 and exchanged its note receivable from and advances to ECA for the stock of AFC. The note receivable and advances approximated the fair market value of the AFC stock at the date of exchange.

        The New Orleans operations and AFC are collectively referred to as the "Hospitality Division".

        Effective February 28, 1994, Contex Electronics, Inc., a subsidiary of the Company, sold all of the operating assets and liabilities of MoldCon and Tri-Tec, two of its wholly owned subsidiaries. The sales price for the assets was $9,277,000 in cash plus the assumption of certain liabilities by the buyer. The net proceeds from the disposition were used to reduce bank debt approximately $5,000,000 and for short-term investments.

        The assets sold consisted primarily of trade accounts receivable, inventory, machinery, equipment and furniture and fixtures. Liabilities assumed by the Buyer consisted of trade accounts payable and other accrued liabilities in the ordinary course of business. The assets and liabilities related to the manufacture of molded internal and external cable assemblies and internal wiring harnesses.

        After deducting applicable selling expenses, the Company reported a pretax gain of $1,050,000 on the sale during the quarter ended March 31, 1994. The results of operations, relative to the businesses sold are included in the Company's statements of income for the three months ended December 31, 1993. Revenue and operating profit was $5,538,000 and $224,000, respectively, for the three month period ended December 31, 1993.

        By approval of the Company's Board of Directors in December 1994, in a transaction effective January 1, 1995, Flo Control sold substantially all of its operating assets. The sales price for the assets was $3,100,000 in cash, plus the assumption of $800,000 of liabilities. As a condition of the sale, the Buyer was required to purchase for $150,000 in cash Flo Control's undivided ninety-five percent (95%) joint venture interest in Florida Realty Joint Venture. Additionally, Flo Control sold its secondary containment assets for a $500,000 note. The transaction was accounted for as a discontinued operation. Investment in discontinued operation on the Consolidated Condensed Balance Sheet represents sales proceeds of $3,750,000 reduced by bank debt and other liabilities of $3,114,000.

        The assets sold consisted primarily of trade accounts receivable, inventory, machinery, equipment and furniture and fixtures. Liabilities assumed by the buyer consisted of trade accounts payable and other accrued liabilities in the ordinary course of business. The assets and liabilities related to the manufacture of polyvinyl chloride pipe fittings.

        The Company anticipates, based upon a continuation of the operating results of its last year and current fiscal quarter, that it will have sufficient cash flow and borrowing availability to meet its ongoing operational needs, as well as payments required under existing debt agreements.

        The Company invested $210,000 in machinery, equipment, furniture, fixtures, and enhancements to existing property during the three months ended December 31, 1994.

                              BUFFTON CORPORATION
                              -------------------



     PART II - OTHER INFORMATION
     ---------------------------

     Item 1. -  Legal Proceedings

                None


     Item 6. -  Exhibits and Reports on Form 8-K

                (a)  Exhibits

                     None

                (b)  Reports on Form 8-K

                              BUFFTON CORPORATION
                              -------------------

                                   SIGNATURES
                                   ----------


   Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BUFFTON CORPORATION
                                    (Registrant)



                                    By:  /s/Robert H. McLean
                                         -----------------------
                                         Chairman of the Board
                                         and President
     February 13, 1995
     -----------------



                                    By:  /s/Robert Korman
                                         ------------------------
                                         Vice President and
                                         Chief Financial Officer

     February 13, 1995
     -----------------