Form 10-Q
period 1995-03-31
BUFFTON CORP
filed 1995-05-12
CIK 351220

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
- ---
     Act of 1934

     For the quarterly period ended March 31, 1995 or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________ to _____________

     Commission file number 1-9822


                              BUFFTON CORPORATION
                ----------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

          Delaware                                       75-1732794
- -------------------------------               --------------------------------
(State or Other Jurisdiction of              (IRS Employer Identification No.)
Incorporation or Organization)

             226 Bailey Avenue, Suite 101, Fort Worth, Texas 76107
             -----------------------------------------------------
             (Address and zip code of principal executive offices)

                                (817) 332-4761
                ----------------------------------------------
             (Registrant's Telephone Number, Including Area Code)
   _________________________________________________________________________
  (Former Name, Former Address and Former Fiscal Year, If Changed Since Last
   ______
   Report)

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
          Class                                         March 31, 1995
- ----------------------------                    --------------------------------
Common stock, $.05 par value                              5,458,022

                              BUFFTON CORPORATION
                              -------------------

                                     Index
                                     -----

                                                                                 Page
                                                                                 ----

     Part I - Financial Information.............................................    3

     Item 1 - Financial Statements..............................................    3

     Consolidated Condensed Balance Sheets March 31, 1995 (Unaudited)
       and September 30, 1994...................................................    3

     Consolidated Condensed Statements of Operations (Unaudited)
       Three Months Ended March 31, 1995 and 1994...............................    4

     Consolidated Condensed Statements of Operations (Unaudited)
       Six Months Ended March 31, 1995 and 1994.................................    5

     Consolidated Condensed Statements of Cash Flow (Unaudited)
       Six Months Ended March 31, 1995 and 1994.................................    6

     Supplemental Disclosures of Cash Flow Information (Unaudited)..............    6

     Notes to Consolidated Condensed Financial Statements (Unaudited)...........    7

     Item 2 - Management's Discussion and Analysis of Financial Condition and
       Results of Operations....................................................   12

     Part II - Other Information................................................   17

     Signatures.................................................................   18

PART I  - FINANCIAL INFORMATION

Item 1. - Financial Statements

                              BUFFTON CORPORATION

                     Consolidated Condensed Balance Sheets
                     -------------------------------------

                                                                        March 31,       September 30,
                                                                           1995              1994
                                                                        ---------       -------------
                                                                       (Unaudited)
                                                                               (In thousands)
              Assets
              ------
 Current assets:
  Cash.....................................................               $ 3,308             $ 3,196
  Accounts and note receivable, net of allowance for
    doubtful accounts of $87,000 and $150,000,
    respectively...........................................                 3,068               3,541
  Inventories..............................................                 1,351               4,044
  Prepaid and other current assets.........................                   345                 344
                                                                          -------             -------
    Total current assets...................................                 8,072              11,125

 Property, plant and equipment, at cost:
  Land, building and improvements..........................                 3,902               6,097
  Machinery, equipment and tooling.........................                 1,412               8,442
  Less:  Accumulated depreciation and amortization.........                (1,901)             (6,457)
                                                                          -------             -------
    Net property, plant and equipment......................                 3,413               8,082

 Patents, net of accumulated amortization of
  $1,257,000 and $1,206,000, respectively..................                 1,718               1,818
 Goodwill, net of amortization of $485,000 and
  $302,000.................................................                 3,625               3,811
 Other assets, net.........................................                   100                 234
                                                                          -------             -------

                                                                          $16,928             $25,070
                                                                          =======             =======
     Liabilities and Stockholders' Equity
     ------------------------------------
 Current liabilities:
  Current portion of long-term debt........................               $ 1,136             $   518
  Accounts payable.........................................                   985               1,610
  Accrued liabilities......................................                 1,536               1,594
  Income tax payable.......................................                   241                 254
                                                                          -------             -------
    Total current liabilities..............................                 3,898               3,976

 Long-term debt............................................                     -               5,507
 Deferred income taxes.....................................                   223                 330

 Stockholders' equity:
  Preferred stock $.01 par value; 5,000,000 shares
    authorized; no shares issued and outstanding...........                     -                   -
  Common stock $.05 par value; 30,000,000 shares
    authorized; outstanding shares and 5,458,022 and
    5,278,022, respectively................................                   273                 264
  Additional paid-in capital...............................                12,278              12,020
  Retained earnings........................................                   256               2,973
                                                                          -------             -------

    Total stockholders' equity.............................                12,807              15,257
                                                                          -------             -------

                                                                          $16,928             $25,070
                                                                          =======             =======

 See accompanying notes to unaudited Consolidated Condensed Financial
 Statements.

                              BUFFTON CORPORATION

          Consolidated Condensed Statements of Operations (Unaudited)
          ----------------------------------------------------------

                                                                          Three Months
                                                                         Ended March 31,
                                                                    -------------------------
                                                                       1995           1994
                                                                    --------       ----------
                                                                    (In thousands, except per
                                                                         share amounts)

 Net revenues............................................          $ 5,053        $ 10,322
 Gain on sale of assets..................................                -           1,050
                                                                   -------        --------
                                                                     5,053          11,372

 Costs and expenses:
  Cost of goods sold (exclusive of depreciation).........            1,530           6,235
  Selling, general and administrative....................            2,822           3,177
  Depreciation and amortization..........................              231             363
  Interest...............................................               35             119
                                                                   -------        --------

    Total costs and expenses.............................            4,618           9,894

 Income from continuing operations before
  income taxes...........................................              435           1,478
 Income tax provision....................................              122              75
                                                                   -------        --------
 Income from continuing operations.......................              313           1,403

 Discontinued operation:
  Loss from operations, net of income tax benefit
   of $25,000............................................                -             (24)
                                                                   -------        --------
 Net income..............................................          $   313         $ 1,379
                                                                   =======         =======

Income (loss) per average common share:
  Continuing operations..................................          $   .06         $   .27
  Discontinued operation.................................                -            (.01)
                                                                   -------         -------
  Net income.............................................          $   .06         $   .26
                                                                   =======         =======

Weighted average common shares outstanding                          5,430           5,245
                                                                   =======         =======



The accompanying notes are an integral part of these financial statements.

                              BUFFTON CORPORATION

          Consolidated Condensed Statements of Operations (Unaudited)
          -----------------------------------------------------------

                                                                           Six Months
                                                                         Ended March 31,
                                                                    -------------------------
                                                                       1995           1994
                                                                    --------       ----------
                                                                    (In thousands, except per
                                                                         share amounts)

Net revenues.............................................          $ 9,168        $ 20,343
Gain on sale of assets...................................                -           1,050
                                                                   -------        --------
                                                                     9,168          21,393


Costs and expenses:
 Cost of goods sold (exclusive of depreciation)..........            2,804          13,188
 Selling, general and administrative.....................            5,260           5,332
 Depreciation and amortization...........................              482             684
 Interest................................................               72             233
                                                                   -------        --------

Total costs and expenses..............................               8,618          19,437
                                                                   -------        --------
Income from continuing operations before
 income taxes............................................              550           1,956
Income tax provision.....................................              165             217
                                                                   -------        --------
Income from continuing operations........................              385           1,739

Discontinued operation:
 Loss from operations, net of income tax benefit
  of $107,000 and $66,000, respectively..................             (199)           (123)
 Loss on disposal, net of income tax benefit
  of $165,000............................................           (2,903)              -
                                                                   -------         -------

 Loss from discontinued operation........................           (3,102)           (123)
                                                                   -------        --------

Net income (loss)........................................          $(2,717)        $ 1,616
                                                                   =======         =======
Income (loss) per average common share:
 Continuing operations...................................          $   .07         $   .35
 Discontinued operation..................................             (.58)           (.02)
                                                                   -------         -------
 Net income (loss).......................................          $  (.51)        $   .33
                                                                   =======         =======

Weighted average common shares outstanding                           5,354           4,961
                                                                   =======         =======



The accompanying notes are an integral part of these financial statements.

                              BUFFTON CORPORATION

          Consolidated Condensed Statements of Cash Flow (Unaudited)
          ----------------------------------------------------------

                                                                          Six Months
                                                                        Ended March 31,
                                                                    -----------------------
                                                                      1995           1994
                                                                    --------       --------
                                                                        (In thousands)
Net cash used in operating activities......................         $  (288)        $(2,150)

Cash flows from investing activities:
 Additions to property, plant and equipment................            (536)           (473)
 Construction in progress, primarily tooling...............            (204)           (418)
 Additions to other assets.................................             (23)           (476)
 Proceeds from sale of operating assets....................           3,750           9,277
                                                                    -------         -------
Net cash provided by investing activities..................           2,987           7,910

Cash flows from financing activities:
 Additions to long-term debt...............................               -           2,133
 Repayments of long-term debt..............................          (2,587)         (5,447)
                                                                    -------         -------
Net cash used in financing activities......................          (2,587)         (3,314)
                                                                    -------         -------

Net increase in cash.......................................             112           2,446
Cash at beginning of period................................           3,196             450
                                                                    -------         -------

Cash at end of period......................................         $ 3,308         $ 2,896
                                                                    =======         =======



               Supplemental Disclosures of Cash Flow Information
               -------------------------------------------------


Supplemental schedule of cash payments:

                                                        Six Months
                                                       Ended March 31,
                                                   -------------------
                                                    1995         1994
                                                   ------       ------
                                                      (In thousands)

Cash paid for:
 Interest...........................               $  72        $  532
 Income taxes.......................                  12            16



See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                              BUFFTON CORPORATION

       Notes to Consolidated Condensed Financial Statements (Unaudited)
       ----------------------------------------------------------------


Note A
- ------

      In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Buffton Corporation (the Company), as of March 31, 1995, and the results of its operations and its cash flows for the three and six month periods ended March 31, 1995 and 1994.

      The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1994 Buffton Corporation Annual Report on Form 10-K.

Note B
- ------

      The results of operations for the three and six month periods ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

Note C
- ------

      Net income (loss) per share has been computed on the basis of the weighted average number of common shares outstanding.


Note D
- ------

      Inventories are as follows:

                                        March 31,        September 30,
                                          1995               1994
                                       ----------        ------------
                                               (In thousands)
      Raw materials                     $     717         $     1,741
      Work in process                         402                 282
      Finished goods                          232               2,021
                                        ---------         -----------
                                        $   1,351         $     4,044
                                        =========         ===========

Note E
- ------

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

      The assets acquired consisted of cash, inventory, leasehold interests and improvements, sound, light, video and bar equipment and certain other assets, including prepaids. Liabilities assumed by a subsidiary of the Company consisted of trade accounts payable and other accrued liabilities in ordinary course of business and debt of approximately $815,000 outstanding at January 1, 1994. At March 31, 1995, substantially all of the debt was paid.

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

      The 1994 acquisitions were accounted for under purchase accounting and the results of operations were consolidated beginning with the effective dates. Excess of purchase price over fair value of net tangible assets acquired was $4,113,000 at effective date of the acquisitions and is included in Goodwill on the Consolidated Balance Sheet. Unaudited pro forma results of operations for the six months ended March 31, 1994 as if the acquisitions had occurred at the beginning of the period, are as follows (In thousands, except per share amounts):


       Revenues                                           $21,806
       Income from continuing operations                    1,720
       Income from continuing operations
         per average common share                         $   .35

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

      After deducting applicable selling expenses, the Company reported a pretax gain of $1,050,000 on the sale during the quarter ended March 31, 1994. The results of operations, relative to the businesses sold, for the five months, are included in the Company's Consolidated Condensed Statements of Operations for the six months ended March 31, 1994. Revenue and operating profit was $10,243,000 and $146,000, respectively, for the five month period.

      By approval of the Company's Board of Directors in December 1994, in a transaction effective January 1, 1995, the Company sold the operations of Flo Control, Inc. (Flo Control) headquartered in Burbank, California. The purchaser of these operations was Russell J. Sarno, President of Flo Control and a board member of the Company. Mr. Sarno purchased virtually all of the assets of Flo Control for $3,100,000 in cash and assumed $800,000 of Flo Control's liabilities. As a condition of the sale, Mr. Sarno agreed to purchase Flo Control's 95% ownership interest in the Florida Realty Joint Venture for $150,000 in cash. In connection with these transactions, Flo Control's secondary containment product line was sold to Mr. Pat Hopkins for a $500,000 note. As a result of the above transactions, the Company recognized a loss on disposal of $2,903,000, net of income tax benefit, in its first quarter ended December 31, 1994. The sale of Flo Control was accounted for as a discontinued operation.

      Approximately $2.6 million of the cash proceeds from the sale were used to pay off the Company's outstanding debt of Flo Control. As a result of the sale of Flo Control's 95% interest in the Florida Realty Joint Venture, the $2.3 million debt of the Florida Realty Joint Venture, previously consolidated in the Company's Balance Sheet, was eliminated as well as the monthly expense of the Flo Control lease.

      The assets sold consisted primarily of trade accounts receivable, inventory, machinery, equipment and furniture and fixtures. Liabilities assumed by the buyer consisted of trade accounts payable and other accrued liabilities in the ordinary course of business. The assets and liabilities related to the manufacture of polyvinyl chloride pipe fittings.


Note F
- ------

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


Note G
- ------

      As a result of the settlement of certain legal actions, the Company's consolidated income before income taxes for the six months ended March 31, 1994 reflects a net credit of $217,000.

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

Note H
- ------

      During January 1995, in conjunction with the sale of Flo Control, the Company paid approximately $2,600,000 of the cash proceeds to its lender to pay off Flo Control's debt which included the term loan. The financing agreement with its lender was amended to reduce the commitment to $2,000,000. Principal debt borrowed under the commitment is due and payable on or before March 3, 1996, unless the commitment is extended. The loan provides for interest to be paid monthly at a floating rate of 2 1/2% over the established prime rate (11 1/2% at March 31, 1995). Access to the revolving line of credit is based upon various formulas relating to accounts receivable and inventories. The credit commitment is secured by all of the assets of Current Technology, Inc., the $500,000 note from Patrick Hopkins and the guaranty of the Company. At March 31, 1995, the debt owed to the Company's lender was $1,062,000. The Company had approximately $700,000 of borrowing availability at March 31, 1995.

                              BUFFTON CORPORATION
                              -------------------

PART I - FINANCIAL INFORMATION
- ------------------------------

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations


GENERAL INFORMATION

      At March 31, 1995, the Company consists of operations in two principal segments, electronic products and food and beverage. During the year ended September 30, 1994 and the six months ended March 31, 1995, the Company entered into acquisition and disposition transactions as follows:

      Effective January 1, 1994, the Company acquired the New Orleans entertainment operation and the stock of AFC from ECA (Hospitality Division).

      Effective February 28, 1994, Contex sold all of the operating assets and liabilities of MoldCon and Tri-Tec.

      By approval of the Company's Board of Directors in December 1994, in a transaction effective January 1, 1995, the Company sold the operations of Flo Control, headquartered in Burbank, California. The purchaser of these operations was Russell J. Sarno, President of Flo Control and a board member of the Company. Mr. Sarno purchased virtually all of the assets of Flo Control for $3,100,000 in cash and assumed $800,000 of Flo Control's liabilities. As a condition of the sale, Mr. Sarno agreed to purchase Flo Control's 95% ownership interest in the Florida Realty Joint Venture for $150,000 in cash. In connection with these transactions, Flo Control's secondary containment product line was sold to Mr. Pat Hopkins for a $500,000 note. As a result of the above transactions, the Company recognized a loss on disposal of $2,903,000, net of income tax benefit, in its first quarter ended December 31, 1994. The sale of Flo Control was accounted for as a discontinued operation.

      The cash proceeds from the sale were used to reduce the Company's outstanding debt with its lender. As a result of the sale of Flo Control's 95% interest in the Florida Realty Joint Venture, the $2.3 million debt of the Florida Realty Joint Venture, previously consolidated in the Company's Balance Sheet, was eliminated as well as the monthly expense of the Flo Control lease.


RESULTS OF OPERATIONS

      Consolidated net revenues in the 1995 three and six month periods decreased 51% and 55% respectively, compared to 1994. The principal reason for the decline was the February 1994 sale of MoldCon and Tri-Tec and the June shutdown of the Electro-Mech plant in Vestal, New York. The Company's power surge suppressor manufacturing operation is the only remaining business included in the Company's electronic products segment. Its revenues for the 1995 three and six month periods increased 13% and 3%, respectively, as a result of continued strong demand for its products. Hospitality Division revenues increased 10% during the 1995 three month period compared to 1994 as a result of a strong Mardi Gras festival in New Orleans. The Division was included in the Company's consolidated operations effective January 1, 1994.

      Consolidated total costs and expenses during the 1995 three and six month period decreased 53% and 56%, respectively, compared to 1994 The decline in total costs was primarily a result of the 1994 sale and shutdown of three cable assembly plants. Consolidated costs of sales decreased 75% and 79% during 1995 three and six month periods versus 1994. As a percent of related revenue, these costs were 30% during the 1995 three month period versus 60% a year earlier. The cost ratio in the 1995 six month period compared to 1994 was not materially different from the three month period. The improvement in the consolidated gross profit ratio was due to the sale and shutdown of the cable assembly plants and inclusion of the higher margin food and beverage operations, as well as improved margins in the Company's power surge suppressor operation. Electronic products cost of sales decreased 82% in the 1995 three month period compared to 1994. The 1995 six month period reflects a similar decrease. These costs as a percent of revenue were 35% in the 1995 periods compared to 69% in the 1994 periods. The reduction of these costs during 1995 resulted from the transactions previously discussed. Cost of sales related to the Hospitality Division increased 12% in the 1995 three month period. This increase was primarily revenue related.

      Consolidated selling, general and administrative expenses decreased 11% during the 1995 three month period versus 1994. The six month period for 1995 was relatively unchanged from 1994. The decrease in selling, general and administrative expense during the 1995 three month period was the result of reasons previously discussed. These expenses associated with the Hospitality Division declined 7% during the 1995 three month period due to the closing of one operation during 1994.

      The decline in interest expense during 1995 compared to 1994 was a result of the sales of MoldCon, Tri-Tec and Flo Control and the shutdown of the Company's Vestal, New York Plant and related reduction in long-term debt.

      During the three months ended March 31, 1995, the Company reported consolidated income from continuing operations before income taxes of $435,000 versus $1,478,000 in 1994. The 1994 three month period included a $1,050,000 gain on the sale of MoldCon and Tri-Tec. The Company's power surge suppressor manufacturing operation reported a 55% increase in operating profit in the 1995 three month period compared to 1994. This operation's 1995 six month period was up 43% over 1994. The increase in the power surge operations demonstrated continued strong demand for its products. The Company's food and beverage segment reported operating profit of $258,000 in the 1995 three month period compared to $20,000 in 1994. This significant improvement resulted from a strong Mardi Gras festival in New Orleans as well as the shutdown of one of the Division's operations in 1994. The Company's consolidated income from continuing operations before income taxes was $550,000 in the 1995 six month period compared to $906,000 (excluding $1,050,000 gain on sale of assets) in 1994. After adjusting 1994 income for the operating profit of businesses sold and shutdown in 1994 (approximately $380,000) and a nonrecurring net credit associated with settlement of litigation (approximately $217,000), the Company's ongoing 1994 operating profit was approximately $309,000. This significant improvement in 1995 resulted from improved operations in both of the Company's business segments for reasons previously discussed.


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

      During January 1995, in conjunction with the sale of Flo Control, the Company paid approximately $2,600,000 of the cash proceeds to its lender to reduce Flo Control's debt which included the payoff of the term loan. The financing agreement with its lender was amended to reduce the commitment to $2,000,000. Principal debt borrowed under the commitment is due and payable on or before March 3, 1996, unless the commitment is extended. The loan provides for interest to be paid monthly at a floating rate of 2 1/2% over the established prime rate (11 1/2% at March 31, 1995). Access to the revolving line of credit is based upon various formulas relating to accounts receivable and inventories. The credit commitment is secured by all of the assets of Current Technology, Inc., the $500,000 note from Patrick Hopkins and the guaranty of the Company. At March 31, 1995, the debt owed to the Company's lender was $1,062,000. The Company had approximately $700,000 of borrowing availability at March 31, 1995.

      Effective January 1, 1994, the Company entered into an agreement with Entertainment Centers of America, Inc. (ECA) to acquire the New Orleans operations of ECA in exchange for the Company's note receivable from and equity interest in ECA approximating $2,641,000 as well as 600,000 shares of its common stock and $159,000 in cash. The market value of the 600,000 shares was $824,000 at the date of the acquisition. The agreement provided for the transfer of 235,000 shares of the 600,000 shares of the Company's common stock to be issued to the owners and certain creditors of ECA and its subsidiaries. The Purchase and Sale Agreement also stipulated that the proceeds received from the sale of the Company's stock by one noteholder would equal a minimum of $265,000 or the Company would be required to deliver additional shares to make up such deficiency between the sale proceeds and the stipulated minimum amount. No deficiency occurred; therefore, the Company was not required to deliver additional shares.

      The assets acquired consisted of cash, inventory, leasehold interests and improvements, sound, light, video and bar equipment and certain other assets, including prepaids. Liabilities assumed by a subsidiary of the Company consisted of trade accounts payable and other accrued liabilities in ordinary course of business and debt of approximately $815,000 outstanding at January 1, 1994. At March 31, 1995, substantially all of the debt was paid. The acquisition was accounted for under purchase accounting and the results of operations were consolidated beginning with the effective date.

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

      By approval of the Company's Board of Directors in December 1994, in a transaction effective January 1, 1995, Flo Control sold substantially all of its operating assets. The sales price for the assets was $3,100,000 in cash, plus the assumption of $800,000 of liabilities. As a condition of the sale, the Buyer was required to purchase for $150,000 in cash Flo Control's undivided ninety-five percent (95%) joint venture interest in Florida Realty Joint Venture. Additionally, Flo Control sold its secondary containment assets for a $500,000 note. The transaction was accounted for as a discontinued operation. Investment in discontinued operation on the Consolidated Condensed Balance Sheet represents sales proceeds of $3,750,000 reduced by bank debt and other liabilities of approximately $3.2 million.

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

      The Company invested $536,000 in property and equipment, including additional land improvements and enhancements to existing property during the six months ended March 31, 1995.

                              BUFFTON CORPORATION
                              -------------------



      PART II - OTHER INFORMATION
      ---------------------------

      Item 1. -    Legal Proceedings

                   None


      Item 6. -    Exhibits and Reports on Form 8-K

                   (a)  Exhibits

                        None

                   (b)  Reports on Form 8-K

                        Report dated January 20, 1995 reporting agreements to sell the operating assets of Flo Control, the Florida Real Estate Joint Venture interests owned by Flo Control and the Secondary Containment Asset line of business of Flo Control.

                              BUFFTON CORPORATION
                              -------------------

                                  SIGNATURES
                                  ----------


      Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             BUFFTON CORPORATION
                                             (Registrant)



                                             By:  /s/Robert H. McLean
                                                  -----------------------
                                                     Chairman of the Board
                                                     and President
      May 11, 1995
      ------------



                                             By:  /s/Robert Korman
                                                  -----------------------
                                                     Vice President and
                                                     Chief Financial Officer

      May 11, 1995
      ------------