Form 10-Q
period 1995-06-30
BUFFTON CORP
filed 1995-08-10
CIK 351220

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---
     Act of 1934

     For the quarterly period ended June 30, 1995 or

     Transition report pursuant to Section 13 or 15(d) of the Securities
---
     Exchange Act of 1934

     For the transition period from             to
                                    ------------   --------------
     Commission file number 1-9822


                              BUFFTON CORPORATION
                 ---------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

              Delaware                                 75-1732794
-------------------------------            ---------------------------------
(State or Other Jurisdiction of            (IRS Employer Identification No.)
Incorporation or Organization)

             226 Bailey Avenue, Suite 101, Fort Worth, Texas 76107
             -----------------------------------------------------
             (Address and zip code of principal executive offices)

                                (817) 332-4761
        --------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)


        --------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

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

Yes       No
    ---      ---
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Number of shares outstanding at:
           Class                                         June 30, 1995
----------------------------                    --------------------------------
Common stock, $.05 par value                               5,585,378

                              BUFFTON CORPORATION
                              -------------------

                                     Index
                                     -----





                                                                            Page
                                                                            ----

Part I - Financial Information............................................     3

Item 1 - Financial Statements.............................................     3

Consolidated Condensed Balance Sheets June 30, 1995 (Unaudited)
  and September 30, 1994..................................................     3

Consolidated Condensed Statements of Income (Unaudited)
  Three Months Ended June 30, 1995 and 1994...............................     4

Consolidated Condensed Statements of Operations (Unaudited)
  Nine Months Ended June 30, 1995 and 1994................................     5

Consolidated Condensed Statements of Cash Flow (Unaudited)
  Nine Months Ended June 30, 1995 and 1994................................     6

Supplemental Disclosures of Cash Flow Information (Unaudited).............     6

Notes to Consolidated Condensed Financial Statements (Unaudited)..........     7

Item 2 - Management's Discussion and Analysis of Financial Condition and
  Results of Operations...................................................    12

Part II - Other Information...............................................    18

Signatures................................................................    19


PART I  - FINANCIAL INFORMATION

Item 1. - Financial Statements

                              BUFFTON CORPORATION
                              -------------------

                     Consolidated Condensed Balance Sheets
                     -------------------------------------

                                                         June 30,       September 30,
                                                           1995             1994
                                                        -----------     -------------
                                                        (Unaudited)
                                                              (In thousands)
                    Assets
                    ------
Current assets:
 Cash and cash equivalents............................     $ 2,671         $ 3,196
 Accounts receivable, net of allowance for doubtful
    accounts of $99,000 and $150,000, respectively....       2,928           3,541
 Inventories..........................................       1,451           4,044
 Prepaid and other current assets.....................         544             344
                                                           -------         -------
    Total current assets..............................       7,594          11,125

Property, plant and equipment, at cost:
 Land, building and improvements......................       4,112           6,097
 Machinery, equipment and tooling.....................       1,360           8,442
 Less:  Accumulated depreciation and amortization.....      (2,004)         (6,457)
                                                           -------         -------
   Net property, plant and equipment..................       3,468           8,082

Patents, net of accumulated amortization of
   $1,307,000 and $1,206,000, respectively............       1,668           1,818
Goodwill, net of amortization of $576,000 and
   $302,000...........................................       3,583           3,811
Other assets, net.....................................         504             234
                                                           -------         -------

                                                           $16,817         $25,070
                                                           =======         =======

       Liabilities and Stockholders' Equity
       ------------------------------------
Current liabilities:
 Current portion of long-term debt....................     $   509         $   518
 Accounts payable.....................................       1,010           1,610
 Accrued liabilities..................................       1,462           1,594
 Income tax payable...................................         216             254
                                                           -------         -------
  Total current liabilities...........................       3,197           3,976

Long-term debt........................................           -           5,507
Deferred income taxes.................................           -             330

Stockholders' equity:
 Preferred stock $.01 par value; 5,000,000 shares
    authorized; no shares issued and outstanding......           -               -
 Common stock $.05 par value; 30,000,000 shares
    authorized; outstanding shares and 5,585,378 and
    5,278,022, respectively...........................         279             264
 Additional paid-in capital...........................      12,467          12,020
 Retained earnings....................................         874           2,973
                                                           -------         -------

  Total stockholders' equity..........................      13,620          15,257
                                                           -------         -------

                                                           $16,817         $25,070
                                                           =======         =======

 See accompanying notes to unaudited Consolidated Condensed Financial
 Statements.

                              BUFFTON CORPORATION
                              -------------------

            Consolidated Condensed Statements of Income (Unaudited)
            ------------------------------------------------------


                                                          Three Months
                                                         Ended June 30,
                                                        ----------------
                                                         1995      1994
                                                        ------    ------
                                                      (In thousands, except
                                                        per share amounts)

Net revenues..........................................  $5,032    $5,276

Costs and expenses:
 Cost of goods sold (exclusive of depreciation).......   1,535     2,573
 Selling, general and administrative..................   2,834     2,253
 Depreciation and amortization........................     243       295
 Interest.............................................      27        44
                                                        ------    ------

  Total costs and expenses............................   4,639     5,165
                                                        ------    ------

Income from continuing operations before
 income taxes.........................................     393       111
Income tax provision..................................     137        45
                                                        ------    ------
Income from continuing operations.....................     256        66

Discontinued operation:
 Income from operations, net of income tax provision
  of $40,000..........................................       -        75
 Utilization of income tax benefit related to
  loss on disposal....................................     362         -
                                                        ------    ------

Net income............................................  $  618    $  141
                                                        ======    ======

Income per average common share:
 Continuing operations................................  $  .05    $  .01
 Discontinued operation...............................     .07       .02
                                                        ------    ------
 Net income...........................................  $  .12    $  .03
                                                        ======    ======
Weighted average common shares outstanding               5,520     5,278
                                                        ======    ======





  The accompanying notes are an integral part of these financial statements.

                              BUFFTON CORPORATION
                              -------------------

          Consolidated Condensed Statements of Operations (Unaudited)
          ----------------------------------------------------------

                                                          Nine Months
                                                         Ended June 30,
                                                        ----------------
                                                         1995      1994
                                                        ------    ------
                                                     (In thousands, except
                                                      per share amounts)

Net revenues......................................      $14,200   $25,619
Gain on sale of assets............................            -     1,050
                                                        -------   -------
                                                         14,200    26,669

Costs and expenses:
 Cost of goods sold (exclusive of depreciation)...        4,341    15,761
 Selling, general and administrative..............        8,092     7,585
 Depreciation and amortization....................          725       979
 Interest.........................................           99       277
                                                        -------   -------

  Total costs and expenses........................       13,257    24,602
                                                        -------   -------

Income from continuing operations before
 income taxes.....................................          943     2,067
Income tax provision..............................          302       263
                                                        -------   -------
Income from continuing operations.................          641     1,804

Discontinued operation:
 Loss from operations, net of income tax benefit
  of $107,000 and $26,000, respectively...........         (199)      (47)
 Loss on disposal, net of income tax benefit
  of $527,000.....................................       (2,541)        -
                                                        -------   -------

 Loss from discontinued operation.................       (2,740)      (47)
                                                        -------   -------

Net income (loss).................................      $(2,099)  $ 1,757
                                                        =======   =======

Income (loss) per average common share:
 Continuing operations............................         $.12       .36
 Discontinued operation...........................         (.51)     (.01)
                                                        -------   -------
 Net income (loss)................................      $   (39)  $   .35
                                                        =======   =======

Weighted average common shares outstanding                5,409     5,067
                                                        =======   =======





The accompanying notes are an integral part of these financial statements.

                              BUFFTON CORPORATION
                              -------------------

          Consolidated Condensed Statements of Cash Flow (Unaudited)
          ----------------------------------------------------------

                                                           Ended June 30,
                                                            Nine Months
                                                          -----------------
                                                           1995       1994
                                                          ------    -------
                                                            (In thousands)

Net cash provided by (used in) operating activities..     $   379   $(1,357)

Cash flows from investing activities:
  Additions to property, plant and equipment.........        (694)     (586)
  Construction in progress, primarily tooling........        (204)     (536)
  Liquidation of machinery and equipment.............           -       207
  Additions to other assets..........................        (427)        -
  Proceeds from sale of operating assets.............       3,750     9,277
                                                          -------   -------
Net cash provided by investing activities............       2,425     8,362

Cash flows from financing activities:
  Additions to long-term debt........................           -       600
  Repayments of long-term debt.......................      (3,329)   (5,092)
                                                          -------   -------
Net cash used in financing activities................      (3,329)   (4,492)
                                                          -------   -------

Net increase (decrease) in cash......................        (525)    2,513
Cash at beginning of period..........................       3,196       450
                                                          -------   -------

Cash at end of period................................     $ 2,671   $ 2,963
                                                          =======   =======




               Supplemental Disclosures of Cash Flow Information
               -------------------------------------------------

Supplemental schedule of cash payments:

                                                           Nine Months
                                                          Ended June 30,
                                                       ------------------
                                                        1995         1994
                                                       -----        -----
                                                         (In thousands)
Cash paid for:
  Interest..................................           $  99        $ 735
  Income taxes..............................              52           16




See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                              BUFFTON CORPORATION
                              -------------------

       Notes to Consolidated Condensed Financial Statements (Unaudited)
       ---------------------------------------------------------------



Note A
------

     In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Buffton Corporation (the Company), as of June 30, 1995, and the results of its operations and its cash flows for the three and nine month periods ended June 30, 1995 and 1994.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1995 Buffton Corporation Annual Report on Form 10-K.


Note B
------

     The results of operations for the nine month period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.


Note C
------

     Net income (loss) per share has been computed on the basis of the weighted average number of common shares outstanding.


Note D
------

     Inventories are as follows:


                                          June 30,        September 30,
                                            1995              1994
                                          --------        -------------
                                                (In thousands)
        Raw materials                      $  781            $1,741
        Work in process                       438               282
        Finished goods                        232             2,021
                                           ------            ------
                                           $1,451            $4,044
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

     The assets acquired consisted of cash, inventory, leasehold interests and improvements, sound, light, video and bar equipment and certain other assets, including prepaids. Liabilities assumed by a subsidiary of the Company consisted of trade accounts payable and other accrued liabilities in ordinary course of business and debt of approximately $815,000 outstanding at
January 1, 1994.   At June 30, 1995, substantially all of the debt was paid.

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

     The 1994 acquisitions were accounted for under purchase accounting and the results of operations were consolidated beginning with the effective dates. Excess of purchase price over fair value of net tangible assets acquired was $4,113,000 at effective date of the acquisitions and is included in Goodwill on the Consolidated Balance Sheet. Unaudited pro forma results of operations for the nine months ended June 30, 1994 as if the acquisitions had occurred at the beginning of the period, are as follows (In thousands, except per share amounts):

             Revenues                             $27,082
             Income from continuing operations      1,775
             Income from continuing operations
               per average common share           $   .35

     The New Orleans operations and AFC are collectively referred to as the "BFX Hospitality Group".

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

     After deducting applicable selling expenses, the Company reported a pretax gain of $1,050,000 on the sale in 1994. The results of operations, relative to the businesses sold, for the five months, are included in the Company's Consolidated Condensed Statements of Operations for the nine months ended June 30, 1994. Revenue and operating profit was $10,243,000 and $146,000, respectively, for the five month period.

     By approval of the Company's Board of Directors in December 1994, in a transaction effective January 1, 1995, the Company sold the operations of Flo Control, Inc. (Flo Control) headquartered in Burbank, California. The purchaser of these operations was Russell J. Sarno, President of Flo Control and a board member of the Company. Mr. Sarno purchased virtually all of the assets of Flo Control for $3,100,000 in cash and assumed $800,000 of Flo Control's liabilities. As a condition of the sale, Mr. Sarno agreed to purchase Flo Control's 95% ownership interest in the Florida Realty Joint Venture for $150,000 in cash. In connection with these transactions, Flo Control's secondary containment product line was sold to Mr. Pat Hopkins for a $500,000 note. As a result of the above transactions, the Company recognized a loss on disposal of $2,541,000, net of income tax benefit, during the Company's current fiscal year. The sale of Flo Control was accounted for as a discontinued operation.

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

     In an effort to create greater market value for the Vestal, New York industrial real estate site, the Company's environmental consultants submitted an outline for an alternative remedy to the EPA on April 12, 1995 which might expedite the completion of the remedial action required at the site. The EPA agreed to consider an alternative remedy in its letter to the Company's environmental consultants dated April 17, 1995. On June 8, 1995, the Company's environmental consultants submitted to the EPA a Remedial Design Work Plan Addendum (RDWPA) outlining additional work to be performed in order to arrive at an alternative remedy. On July 27, 1995, the EPA responded with comments on the RDWPA. Presently, the Company's environmental consultants are preparing a response to the EPA's comments.


Note G
------

     As a result of the settlement of certain legal actions, the Company's consolidated income before income taxes for the nine months ended June 30, 1994 reflects a net credit of $217,000.

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

Note H
------

     During January 1995, in conjunction with the sale of Flo Control, the Company paid approximately $2,600,000 of the cash proceeds to its lender to pay off Flo Control's debt which included the term loan. The financing agreement with its lender was amended to reduce the commitment to $2,000,000. Principal debt borrowed under the commitment is due and payable on or before March 3, 1996, unless the commitment is extended. The loan provides for interest to be paid monthly at a floating rate of 2 1/2% over the established prime rate (11 1/2% at June 30, 1995). Access to the revolving line of credit is based upon various formulas relating to accounts receivable and inventories. The credit commitment is secured by all of the assets of Current Technology, Inc., the $500,000 note from Patrick Hopkins and the guaranty of the Company. At June 30, 1995, the debt owed to the Company's lender was $499,000. The Company had approximately $1,383,000 of borrowing availability at June 30, 1995.

                              BUFFTON CORPORATION
                              -------------------

PART I - FINANCIAL INFORMATION
------------------------------

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations


GENERAL INFORMATION

     At June 30, 1995, the Company consists of operations in two principal segments, electronic products and food and beverage. During the year ended September 30, 1994 and the nine months ended June 30, 1995, the Company entered into acquisition and disposition transactions as follows:

     Effective January 1, 1994, the Company acquired the New Orleans entertainment operation and the stock of AFC from ECA (BFX Hospitality Group).

     Effective February 28, 1994, Contex sold all of the operating assets and liabilities of MoldCon and Tri-Tec.

     By approval of the Company's Board of Directors in December 1994, in a transaction effective January 1, 1995, the Company sold the operations of Flo Control, headquartered in Burbank, California. The purchaser of these operations was Russell J. Sarno, President of Flo Control and a board member of the Company. Mr. Sarno purchased virtually all of the assets of Flo Control for $3,100,000 in cash and assumed $800,000 of Flo Control's liabilities. As a condition of the sale, Mr. Sarno agreed to purchase Flo Control's 95% ownership interest in the Florida Realty Joint Venture for $150,000 in cash. In connection with these transactions, Flo Control's secondary containment product line was sold to Mr. Pat Hopkins for a $500,000 note. As a result of the above transactions, the Company recognized a loss on disposal of $2,541,000, net of income tax benefit, during its current fiscal year. The sale of Flo Control was accounted for as a discontinued operation.

     The cash proceeds from the sale were used to reduce the Company's outstanding debt with its lender. As a result of the sale of Flo Control's 95% interest in the Florida Realty Joint Venture, the $2.3 million debt of the Florida Realty Joint Venture, previously consolidated in the Company's Balance Sheet, was eliminated as well as the monthly expense of the Flo Control lease.


RESULTS OF OPERATIONS

     Consolidated net revenues in the 1995 three and nine month periods decreased 5% and 45% respectively, compared to 1994. The reason for the decline was the February 1994 sale of MoldCon and Tri-Tec and the June 1994 shutdown of the Electro-Mech plant in Vestal, New York. The Company's power surge suppressor manufacturing operation is the only remaining business included in the Company's electronic products segment. Its revenues for the 1995 three and nine month periods increased 13% and 6%, respectively, as a result of a wider range of products and continued strong demand for its existing products. BFX Hospitality Group revenues increased 51% during the 1995 nine month period compared to 1994 as a result of inclusion in the Company's consolidated operations for all nine months in 1995 and a strong Mardi Gras festival in New Orleans. These revenues were down slightly during the 1995 three month period. The BFX Hospitality Group was included in the Company's consolidated operations effective January 1, 1994.

     Consolidated total costs and expenses during the 1995 three and nine month periods decreased 10% and 46%, respectively, compared to 1994. The decline in total costs during the 1995 nine month period was primarily a result of the 1994 sale and shutdown of three cable assembly plants as previously discussed. Consolidated costs of sales decreased 40% and 72% during 1995 three and nine month periods versus 1994. As a percent of related revenue, these costs were 31% during the 1995 three month period versus 49% a year earlier. The cost ratio in the 1995 nine month period was 31% compared to 62% in 1994. The improvement in the consolidated gross profit ratio was due to the sale and shutdown of the cable assembly plants and inclusion of the higher margin food and beverage operations, as well as improved margins in the Company's power surge suppressor operation. Electronic products cost of sales decreased 13% in the 1995 three month period compared to 1994. The 1995 nine month period reflects a 79% decrease. These costs, as a percent of revenue, were 33% in the 1995 three month period compared to 42% in the 1994 period. As a percent of revenue, these costs for the 1995 nine month period were 34% compared to 66% in 1994. The reduction of these costs during 1995 resulted from the transactions previously discussed. Cost of sales related to the BFX Hospitality Group decreased 8% in the 1995 three month period. This decrease was primarily revenue related. Cost of sales in this operation increased 53% during the 1995 nine month period primarily due to inclusion for all nine months of the current fiscal year.

     Consolidated selling, general and administrative expenses increased 26% during the 1995 three month period versus 1994. These expenses for the nine month period of 1995 increased 7% from 1994. Selling, general and administrative expenses associated with the electronics segment increased 35% during the 1995 three month period due primarily to increased revenue. These expenses for the 1995 nine month period decreased 19% compared to 1994 for reasons previously discussed. These expenses associated with the BFX Hospitality Group declined 13% during the 1995 three month period due to the closing of one operation during 1994.

     The decline in interest expense during 1995 compared to 1994 was a result of the sales of MoldCon, Tri-Tec and Flo Control and the shutdown of the Company's Vestal, New York Plant and related reduction in long-term debt.

     During the three months ended June 30, 1995, the Company reported consolidated income from continuing operations before income taxes of $395,000 versus $111,000 in 1994. The Company's power surge suppressor manufacturing operation reported a 37% increase in operating profit in the 1995 three month period compared to 1994. This operation's 1995 nine month period was up 40% over 1994. The increase in the power surge suppressor operation was a result of continued strong demand for its products and related revenue increases. The Company's food and beverage segment reported a slight loss in the 1995 three month period which was significantly smaller than in 1994. This significant improvement resulted from the shutdown of one of the Group's unprofitable operations in 1994. During the 1995 nine month period, the food and beverage segment reported operating profit of $264,000 compared to a loss of $156,000 in 1994. This improvement resulted from a strong Mardi Gras festival in New Orleans as well as the shutdown of one of the Group's unprofitable operations in 1994. The Company's consolidated income from continuing operations before income taxes was $945,000 in the 1995 nine month period compared to $1,017,000 (excluding $1,050,000 gain on sale of assets) in 1994. After adjusting 1994 income for the operating profit of businesses sold and shutdown in 1994 (approximately $380,000) and a nonrecurring net credit associated with settlement of litigation (approximately $217,000), the Company's ongoing 1994 operating profit was approximately $419,000. This significant improvement in 1995 resulted from improved operations in both of the Company's business segments for reasons previously discussed.

     During the three months ended June 30, 1995, the Company increased its estimate for utilization of income tax benefit relating to the loss on disposal from the January 1, 1995 sale of Flo Control, Inc. The change in estimate resulted in additional credit of $362,000 or $.07 per share which reduced the loss from discontinued operation. The change in estimate resulted from higher than anticipated earnings for the current fiscal year.


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

     In an effort to create greater market value for the Vestal, New York industrial real estate site, the Company's environmental consultants submitted an outline for an alternative remedy to the EPA on April 12, 1995 which might expedite the completion of the remedial action required at the site. The EPA agreed to consider an alternative remedy in its letter to the Company's environmental consultants dated April 17, 1995. On June 8, 1995, the Company's environmental consultants submitted to the EPA a Remedial Design Work Plan Addendum (RDWPA) outlining additional work to be performed in order to arrive at an alternative remedy. On July 27, 1995, the EPA responded with comments on the RDWPA. Presently, the Company's environmental consultants are preparing a response to the EPA's comments.

     During January 1995, in conjunction with the sale of Flo Control, the Company paid approximately $2,600,000 of the cash proceeds to its lender to reduce Flo Control's debt which included the payoff of the term loan. The financing agreement with its lender was amended to reduce the commitment to $2,000,000. Principal debt borrowed under the commitment is due and payable on or before March 3, 1996, unless the commitment is extended. The loan provides for interest to be paid monthly at a floating rate of 2 1/2% over the established prime rate (11 1/2% at June 30, 1995). Access to the revolving line of credit is based upon various formulas relating to accounts receivable and inventories. The credit commitment is secured by all of the assets of Current Technology, Inc., the $500,000 note from Patrick Hopkins and the guaranty of the Company. At June 30, 1995, the debt owed to the Company's lender was $499,000. The Company had approximately $1,383,000 of borrowing availability at June 30, 1995.

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

     The assets acquired consisted of cash, inventory, leasehold interests and improvements, sound, light, video and bar equipment and certain other assets, including prepaids. Liabilities assumed by a subsidiary of the Company consisted of trade accounts payable and other accrued liabilities in ordinary course of business and debt of approximately $815,000 outstanding at January 1, 1994. At June 30, 1995, substantially all of the debt was paid. The acquisition was accounted for under purchase accounting and the results of operations were consolidated beginning with the effective date.

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

     The New Orleans operations and AFC are collectively referred to as the "BFX Hospitality Group".

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

     After deducting applicable selling expenses, the Company reported a pretax gain of $1,050,000 on the sale in 1994. The results of operations, relative to the businesses sold, for the five months, are included in the Company's Consolidated Condensed Statements of Operations for the nine months ended June 30, 1994. Revenue and operating profit was $10,243,000 and $146,000, respectively, for the five month period.

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

     The Company invested $694,000 in property and equipment, including additional land improvements and enhancements to existing property during the nine months ended June 30, 1995.

                              BUFFTON CORPORATION
                              -------------------



PART II - OTHER INFORMATION
---------------------------

Item 1. -  Legal Proceedings

           None


Item 6. -  Exhibits and Reports on Form 8-K

           (a)  Exhibits

                (27) Financial Data Schedule

           (b)  Reports on Form 8-K

                None

                              BUFFTON CORPORATION
                              -------------------

                                   SIGNATURES
                                   ----------



Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               BUFFTON CORPORATION
                               (Registrant)



                               By:  /s/Robert H. McLean
                                    ------------------------
                                    Chairman of the Board
                                    and President
August 10, 1995
---------------



                               By:  /s/Robert Korman
                                    ------------------------
                                    Vice President and
                                    Chief Financial Officer

August 10, 1995
---------------