Form 10-K
period 1995-09-30
BUFFTON CORP
filed 1995-12-27
CIK 351220

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---
     ACT OF 1934

     For the fiscal year ended September 30, 1995

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______ to ________

     Commission file number 1-9822

                              BUFFTON CORPORATION
            (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                       75-1732794
     (State or Other Jurisdiction                          (I.R.S. Employer
   of Incorporation or Organization)                    Identification Number)

     226 Bailey Avenue, Suite 101
           Fort Worth, Texas                                    76107
(Address of principal executive office)                       (Zip Code)
                                (817) 332-4761
              Registrant's Telephone Number, Including Area Code:

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
  Title of Each Class                  Name of Each Exchange on Which Registered
Common stock, $.05 par value                       American Stock Exchange


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___
                                               ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

   State the aggregate market value of the voting stock held by non-affiliates of the registrant.

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 5, 1995 was $9,828,374.

     The number of shares outstanding of the registrant's common stock, $.05 par value, as of December 5, 1995 was 5,685,378.
                      Documents Incorporated By Reference

Portions of the following documents are incorporated by reference into the indicated part or parts of this report:

     Definitive proxy statement of the registrant relating to the 1996 Stockholders' meeting filed with the Commission pursuant to Regulation 14A - Parts I and III.

                              BUFFTON CORPORATION
                              -------------------

                          1995 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

PART I                                                                      PAGE
------                                                                      ----
   Item 1.     Business...................................................    3
   Item 2.     Properties.................................................    5
   Item 3.     Legal Proceedings..........................................    6
   Item 4.     Submission of Matters to a Vote of Security Holders........    6


PART II
-------

   Item 5.     Market for the Registrant's Common Stock and Related
                Stockholder Matters.......................................    7
   Item 6.     Selected Financial Data....................................    7
   Item 7.     Management's Discussion and Analysis of Operations
                and Financial Condition...................................    8
   Item 8.     Financial Statements and Supplementary Data................   13
   Item 9.     Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure...................................   13


PART III
--------

   Item 10.    Directors and Executive Officers of the Registrant.........   14
   Item 11.    Executive Compensation.....................................   14
   Item 12.    Security Ownership of Certain Beneficial Owners
                and Management............................................   14
   Item 13.    Certain Relationships and Related Transactions.............   14


PART IV
-------

   Item 14.    Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K...............................................   15

   Signatures  ...........................................................   17

                                    PART I
                                    ------

ITEM 1 - BUSINESS
-----------------

GENERAL DEVELOPMENT OF BUSINESS
-------------------------------

Buffton Corporation (the registrant and Company) is a Delaware corporation and was incorporated on December 17, 1980.

The Company is principally engaged in the manufacture of filter surge suppressors and power distribution systems and the operation of food and beverage establishments. See Financial Information About Industry Segments, page 4.

Effective January 1, 1994, the Company entered into a purchase and sale agreement with Entertainment Centers of America, Inc. (ECA) to acquire certain entertainment facilities in New Orleans, Louisiana (Bourbon Street Hospitality) of ECA in exchange for the Company's outstanding note receivable from and equity interest in ECA approximating $2,641,000 as well as 600,000 shares of its common stock and $159,000 in cash. The market value of the 600,000 shares was $824,000 at the date of the acquisition. The agreement provided for the transfer of 235,000 shares of the 600,000 shares of the Company's common stock to be issued to the owners and certain creditors of ECA and its subsidiaries. The agreement also stipulated that the proceeds received from the sale of the Company's stock by one noteholder would equal a minimum of $265,000 or the Company would be required to deliver additional shares to make up such deficiency between the sale proceeds and the stipulated minimum amount. No deficiency occurred; therefore, the Company was not required to deliver additional shares.

In addition to the above described transactions with ECA, the Company had a note receivable from ECA at January 1, 1994 aggregating $400,000 and advances of $320,000. The Company also had an option to purchase the stock of American Food Classics, Inc. (AFC) from ECA at the greater of fair market value, to be determined by an independent appraisal, or $300,000. The Company exercised its option January 1, 1994 and exchanged its note receivable from and advances to ECA for the stock of AFC. The note receivable and advances approximated the fair market value of the AFC stock at the date of exchange. AFC operates an American Bistro Restaurant, Lucile's, located in Fort Worth, Texas. After the January 1, 1994 transactions, the Company no longer held an interest in ECA.

Bourbon Street Hospitality originally consisting of 701 Bourbon Street, 735 Bourbon Street and 441 Bourbon Street and AFC are collectively referred to as BFX Hospitality Group, Inc. (Hospitality Group). During 1994, the Company closed 735 Bourbon Street. There was no change in the carrying value of assets as the assets were transferred for use in the other Bourbon Street Hospitality locations.

Effective February 28, 1994, Contex Electronics, Inc. (Contex), a wholly owned subsidiary of the Company, sold all of the operating assets and liabilities of MoldCon, Inc. (MoldCon) and Tri-Tec Engineering Corporation (Tri-Tec), two of its wholly owned subsidiaries. The sales price for the assets was $9,277,000 in cash plus the assumption of certain liabilities by the buyer. The net proceeds from the disposition were used to reduce bank debt approximately $5,000,000 and for short-term investments. During June 1994, Contex shut down its remaining cable assembly plant in Vestal, New York and sold certain inventory, customer contracts and certain machinery and equipment to The JPM Company. The remaining assets, primarily trade accounts receivable, were liquidated.

By approval of the Company's Board of Directors in December 1994, in a transaction effective January 1, 1995, the Company sold the operations of Flo Control, Inc. (Flo Control), headquartered in Burbank, California. The purchaser of these operations was Mr. Russell J. Sarno, President of Flo Control and a board member of the Company. Mr. Sarno purchased virtually all of the assets of Flo Control for $3,100,000 in cash and assumed $800,000 of Flo Control's liabilities. As a condition of the sale, Mr. Sarno agreed to purchase Flo Control's 95% ownership interest in the Florida Realty Joint Venture for $150,000 in cash and assume the non-recourse mortgage approximating $2.3 million. In connection with these transactions, Flo Control's secondary containment product line was sold to Mr. Pat Hopkins, an unrelated third party, for a $500,000 note. The note is secured by the assets sold and the personal guaranty of an unrelated third party individual. As a result of the above transactions, the Company recognized a loss on disposal of $2,314,000, net of income tax benefit, during its current fiscal year. The sale of Flo Control was accounted for as a discontinued operation. The cash proceeds from the sale were used to reduce the Company's outstanding debt with its lender. In addition, the sale of Flo Control's 95% interest in the Florida Realty Joint Venture eliminated the ongoing monthly expense of the Flo Control lease.

The Company recently established Buffton Realty Ventures, a commercial real estate operation, to engage in acquiring properties offering unique opportunities for profit. During August 1995, the Company acquired 100 Main Street, a commercial office building located in Fort Worth, Texas. The property, approximately 44,000 square feet, is 100% occupied with two tenants under lease. Lease rentals are $437,000 annually. The purchase price for the property was approximately $1,653,000.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
---------------------------------------------

The Company's operations are conducted primarily in the United States by two principal business segments. Electronic Products involves the manufacture of filter surge suppressors and power distribution systems. Hospitality Group includes the operation of food and beverage establishments and commercial real estate. Information concerning the Company's industry segments is included in
Note 10 of the Consolidated Financial Statements.


NARRATIVE DESCRIPTION OF BUSINESS
---------------------------------

The Company's subsidiaries have separate marketing, manufacturing, engineering and administrative staffs.

ELECTRONIC PRODUCTS:

CURRENT TECHNOLOGY, INC. (CURRENT TECHNOLOGY)

Current Technology was acquired January 1, 1989. Current Technology designs, manufactures and markets electronic filter/surge suppression products (TVSS), power supply/power conversion products and custom power distribution systems. The TVSS products are designed to reduce the adverse effects of electrical disturbances on sensitive solid state electronics such as computer-based systems, point-of-sale systems, medical imaging equipment (MRI/CAT), robotics, telecommunication equipment, industrial control systems and other applications. These products are sold nationally through well-defined channels of distribution, utilizing the services of independent sales representatives with specific geographic responsibility. Current Technology also relies upon the services of a select group of international distributors in a limited number of foreign markets. The primary markets served are the medical, factory automation, data processing/office automation and telecommunication industries. During September 1995, Current Technology moved its headquarters and manufacturing operations to a larger facility in Irving, Texas.

HOSPITALITY GROUP:

BFX HOSPITALITY GROUP, INC.

The Company owns and operates entertainment, food and beverage facilities in New Orleans, Louisiana and Fort Worth, Texas. The New Orleans operations consist of two entertainment facilities at 701 Bourbon Street and 441 Bourbon Street with karaoke entertainment concepts. The Fort Worth operation, Lucile's, acquired through AFC, is an American Bistro featuring a wide variety of menu items. In addition, during 1995 the Company established Buffton Realty Ventures, a commercial real estate operation.

SOURCES AND AVAILABILITY OF RAW MATERIAL
----------------------------------------

During 1995, raw parts and part assemblies required in the Electronic Products segment were plentiful. Under present conditions, an adequate supply of these materials should be available. No long-term contracts are in effect, thus, the Company has maximum flexibility to purchase advantageously according to its volume needs.


COMPETITION
-----------

Both industry segments of the Company are in highly competitive markets. There are numerous manufacturers of filter/surge suppressors and power distribution systems which compete with the Company's operations. There are many food and beverage establishments located in the same geographical area as the Company's operations which compete for the same customer base. Many of the competitors of each of the segments have resources greater than the Company.

PATENTS AND LICENSES
--------------------

The Company owns patents covering certain technology applying to its surge suppressors and power distribution systems. There are no other patents, trademarks, franchises or concessions which are materially significant.

ENVIRONMENTAL AND OTHER GOVERNMENTAL REGULATIONS
------------------------------------------------

See Item 7 - Management's Discussion and Analysis of Operations and Financial Condition - "Liquidity and Capital Resources".

SEASONAL ASPECTS OF THE BUSINESS
--------------------------------

The Company's two operating segments are not materially impacted by seasonality.


BACKLOG
-------

The Company's Electronic Products backlog at September 30, 1995 was $6,130,000. Substantially all backlog orders have estimated shipment dates within the fiscal year ending September 30, 1996.


EMPLOYEES
---------

The Company and its subsidiaries employed approximately 155 full-time employees as of September 30, 1995, none of which were represented by unions. Many of the Hospitality Group employees are part time. Relations with employees are satisfactory.


ITEM 2 - PROPERTIES
-------------------

GENERAL
-------

The Company and its subsidiaries have facilities with remaining primary lease terms ranging from one to five years at annual rentals of approximately $640,000. All leases provide for one or more renewal terms. All premises are in good condition, adequate and appropriate for the operations presently being conducted by both of the Company's business segments. The manufacturing location in Irving, Texas is not operating at maximum capacity and, therefore, management has no current plans for expansion of its existing facility in the next year.

The Company owns a manufacturing facility located in Vestal, New York. The 127,000 square foot facility is situated on approximately 14 acres. In conjunction with the 1991 sale of National Pipe Company, the buyer, LCP National Plastics, Inc. signed a ten year lease agreement with the Company and is presently occupying sixty percent of the facility. Annual rental for this lease is approximately $310,000 plus real estate taxes and insurance. With the shut down of the Contex cable assembly plant in Vestal, New York in June 1994, the remaining forty percent of the facility is presently vacant. The Company is actively seeking a lessee for the remainder of the facility.

ELECTRONIC PRODUCTS
-------------------

Current Technology moved its headquarters and manufacturing operations to a larger facility in Irving, Texas during September 1995. This new facility consists of approximately 43,000 square feet of space.


HOSPITALITY GROUP
-----------------

The Hospitality Group leases two facilities in New Orleans, Louisiana for its entertainment operations. One of the facilities has approximately 6,400 square feet of space and the other has approximately 5,400 square feet. The operation's restaurant in Fort Worth, Texas leases approximately 5,000 square feet of space.

During August 1995, the Company, through Buffton Realty Ventures, acquired 100 Main Street, a commercial office building located in Fort Worth, Texas. The property, approximately 44,000 square feet, is 100% occupied with two tenants under lease. Lease rentals are $437,000 annually.


CORPORATE OFFICES
-----------------

The Company leases approximately 3,000 square feet of space at 226 Bailey Avenue in Fort Worth, Texas for its corporate headquarters.


ITEM 3 - LEGAL PROCEEDINGS
--------------------------

The Company is a party to various legal actions which are in the aggregate immaterial, and due to the nature of the Company's business, it could be a party in other legal or administrative proceedings arising in the ordinary course of business. While occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on the Company's financial position.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted for a vote to security holders during the fourth quarter of the fiscal year ended September 30, 1995.

                                    PART II
                                    -------

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
         MATTERS
         -------

The Company's common stock is traded on the American Stock Exchange, under the common stock ticker symbol "BFX". The quarterly trading range of common stock follows:

       FISCAL 1995                                      HIGH        LOW
                                                        ----        ---
       October 1 - December 31...................      $1.81      $1.31
       January 1 - March 31......................       1.87       1.06
       April 1 - June 30.........................       1.81       1.38
       July 1 - September 30.....................       2.44       1.38

       FISCAL 1994                                      HIGH        LOW
                                                        ----        ---
       October 1 - December 31...................      $1.69      $1.19
       January 1 - March 31......................       3.25       1.19
       April 1 - June 30.........................       2.44       1.19
       July 1 - September 30.....................       1.75       1.19

The number of named stockholders of common stock as of September 30, 1995 was approximately 1,620 as recorded by the transfer agent and registrar.

There are no restrictions on declaration or payment of dividends; however, no dividends have been paid on common stock to date. The Company intends to maintain a policy of retaining earnings for use in the development of the business.

Continental Stock Transfer & Trust Company, 2 Broadway, New York, N.Y. 10004, is the transfer agent and registrar for the Company's common stock.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

                                                                         September 30,
                                                   --------------------------------------------------------
FOR THE YEAR ENDED                                   1995        1994        1993        1992        1991
------------------                                 --------    --------    --------    --------    --------
                                                           (In thousands, except per share amounts)
Net revenues..................................     $ 19,187    $ 30,432    $ 35,879    $ 33,449    $ 29,726
                                                   ========    ========    ========    ========    ========

Income (loss) from continuing operations (a)..     $  1,304    $  2,002    $    398    $ (1,551)   $ (3,163)
Income (loss) from discontinued operation.....       (2,513)        (94)       (134)     (3,402)        917
                                                   --------    --------    --------    --------    --------

Net income (loss).............................     $ (1,209)   $  1,908    $    264    $ (4,953)   $ (2,246)
                                                   ========    ========    ========    ========    ========

Income (loss) per average common share:
  Continuing operations.......................     $    .24    $    .39    $    .09    $   (.35)   $   (.82)
  Discontinued operation......................         (.46)       (.02)       (.03)       (.76)        .23
                                                   --------    --------    --------    --------    --------

  Net income (loss)...........................     $   (.22)   $    .37    $    .06    $  (1.11)   $   (.59)
                                                   ========    ========    ========    ========    ========

AT YEAR END
-----------

Working capital (b)...........................     $  2,824    $  7,149    $  8,126    $  8,910    $     81
Current assets................................        5,429      11,125      16,636      16,336      23,916
Total assets..................................       17,224      25,070      31,168      30,644      41,644
Long-term debt................................            -       5,507       9,855      10,198           -
Total liabilities.............................        2,605       9,813      18,643      18,516      26,035
Stockholders' equity..........................       14,619      15,257      12,525      12,128      15,609
Total liabilities to equity ratio.............          .18         .64        1.49        1.53        1.67

(a) Income from continuing operations in 1994 includes a net gain of $1,050,000 on the sale of the cable assembly plants in West Springfield, Massachusetts and Gardena, California.
(b) Working Capital in 1991 included $14,833,000 representing outstanding balance of the Company's revolving loan agreement which was due April 1, 1992.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
-------------------------------------------------------------------------
         CONDITION
         ---------


GENERAL INFORMATION

At September 30, 1995, the Company consists of operations in two principal segments as discussed in Part I, Item 1 - Business. During the years ended September 30, 1994 and 1995, the Company entered into acquisition and disposition transactions as follows:

Effective January 1, 1994, the Company acquired Bourbon Street Hospitality and the stock of AFC from ECA. Bourbon Street Hospitality consisted of entertainment facilities in New Orleans, Louisiana located at 701 Bourbon Street, 735 Bourbon Street and 441 Bourbon Street. AFC operates Lucile's, an American Bistro restaurant concept located in Fort Worth, Texas.

Effective February 28, 1994, Contex sold all of the operating assets and liabilities of MoldCon and Tri-Tec.

Unaudited pro forma results of operations for the acquisitions and dispositions discussed above as if the transactions had occurred at the beginning of each respective period are as follows:

                                                               Years Ended
                                                              September 30,
                                                 ---------------------------------------
                                                   1994                           1993
                                                 --------                       --------
                                                (In thousands, except per share amounts)
       Revenues                                  $ 32,639                       $ 28,703
       Net income (loss)                              743                           (692)
       Income (loss) per average common share         .15                           (.15)

The above pro forma results of operation exclude the $1,050,000 gain on the sale of MoldCon and Tri-Tec in 1994.

During 1994, the Hospitality Group closed the facility at 735 Bourbon Street. This location represented .09% of total consolidated assets and 1% of total consolidated net revenues as of and for the year ended September 30, 1994. The closing improved cash flow since this location had been operating at a loss. There was no change to the carrying value of assets as they were transferred for use in the other Bourbon Street Hospitality locations.

By approval of the Company's Board of Directors in December 1994, in a transaction effective January 1, 1995, the Company sold the operations of Flo Control, Inc. (Flo Control), headquartered in Burbank, California. The purchaser of these operations was Mr. Russell J. Sarno, President of Flo Control and a board member of the Company. Mr. Sarno purchased virtually all of the assets of Flo Control for $3,100,000 in cash and assumed $800,000 of Flo Control's liabilities. As a condition of the sale, Mr. Sarno agreed to purchase Flo Control's 95% ownership interest in the Florida Realty Joint Venture for $150,000 in cash and assume the related non-recourse mortgage approximating $2.3 million. In connection with these transactions, Flo Control's secondary containment product line was sold to Mr. Pat Hopkins, an unrelated third party, for a $500,000 note. The note is secured by the assets sold and the personal guaranty of an unrelated third party individual. As a result of the above transactions, the Company recognized a loss on disposal of $2,314,000, net of income tax benefit, during its current fiscal year. The sale of Flo Control was accounted for as a discontinued operation. The cash proceeds from the sale were used to reduce the Company's outstanding debt with its lender. In addition, the sale of Flo Control's 95% interest in the Florida Realty Joint Venture eliminated the ongoing monthly expense of the Flo Control lease.

1995 VERSUS 1994

RESULTS OF CONTINUING OPERATIONS

Consolidated net revenues in 1995 decreased 37% compared to 1994. Electronic Products revenues declined 52% during 1995 compared to 1994. The Electronic Products revenues in 1994 were impacted by the sale of the cable assembly plants in West Springfield, Massachusetts and Gardena, California effective February 28, 1994 and the shut down of the cable assembly plant in Vestal, New York in June of 1994. Revenue for the three plants in 1994 was $14,019,000. The Company's power surge suppressor manufacturing operations revenues increased 10% during 1995 compared to 1994. This operation's revenues increased primarily due to the sale of products in the power siftor line and to a lesser extent to the sale of new products and products in the power supply line. Sales in the power siftor line increased due to improved product acceptance in the market place. This operation also benefited from improvement in the sales representation force throughout the operation's marketing area. Management believes that the Electronic Products segment is well positioned for continued revenue growth after obtaining, in late 1995, a $3,500,000 purchase contract from Electrocom Automation, L.P., for the manufacture of power distribution modules for integration into Electrocom's Digital Bar Code Sorter (DBCS) equipment. Shipment terms under the contract continue through October 1996. Hospitality Group revenues increased 33% in 1995 compared to 1994. These revenues increased partially due to inclusion for a full year in 1995 compared to nine months in 1994. This increase was led by the continued popularity of The Cat's Meow facility located at 701 Bourbon Street. In addition, the successful 1995 Mardi Gras Festival was also instrumental in improving revenues for the Bourbon Street Hospitality locations despite having closed the 735 Bourbon Street location during 1994. 735 Bourbon Street had generated minimal revenues for the Company. During late 1995 the Company remodeled the 441 Bourbon Street location as well as changed the overall karaoke theme of the location. Management believes that these changes will appeal to a larger customer base and thus improve the revenues generated at this location.

Consolidated total costs and expenses for 1995 decreased 39% compared to the prior year. Consolidated costs of sales declined 66% during 1995 compared to 1994. As a percent of revenues these costs were 31% in 1995 versus 56% in 1994. Electronic Products costs of sales declined 74% during 1995 versus 1994. The decline in the Electronic Products costs of sales in 1995 resulted primarily from the sale of the previously discussed cable assembly plants effective February 28, 1994 and the shut down of the Vestal, New York plant in June 1994. Costs of sales in the power surge suppressor operation decreased 9% during 1995 compared to 1994. Gross profit as a percentage of revenue in this operation was 66% in 1995 compared to 60% in 1994. Product mix which consisted primarily of power siftor sales improved the overall gross profit. Management does not anticipate that the DBCS sales under the previously mentioned Electrocom contract, which historically have a lower gross margin, will materially affect the overall gross profit of the Electronic Products group. Hospitality Group's cost of sales increased 30% in 1995 compared to 1994 partially due to inclusion for a full year in 1995 compared to nine months in 1994 and a higher volume of sales. The gross profit margin associated with the Hospitality Group increased slightly to 73% in 1995 from 72% in 1994.

Consolidated selling, general and administrative expenses increased 3% during 1995 compared to 1994. Electronic Products selling, general and administrative expenses declined 18% during 1995 compared to the prior year. The decline during 1995 was primarily associated with the sale of the two cable assembly plants and the shut down of the Vestal, New York plant as previously discussed. Selling, general and administrative expenses associated with the Company's power surge suppressor operation increased 15% during 1995 compared to 1994. This increase was primarily attributable to an increase in commissions and certain other costs directly correlated to the increase in revenues and an increase in costs associated with the growth in this operation's work force during the year ended September 30, 1995. Selling, general and administrative expenses of the Hospitality Group increased 22% primarily due to inclusion for a full year in 1995 compared to nine months in 1994 partially offset by the closing of 735 Bourbon Street. Unallocated corporate expense increased 42% due to higher director fees and bonuses paid to various management employees. Substantially all of the director fees and bonuses were paid with the Company's common stock; therefore, no significant outlay of cash was required.

Consolidated depreciation and amortization expense decreased 20% during 1995 compared to 1994, primarily as a result of the previously discussed sale and shut down of the Company's cable assembly plants.

Consolidated interest expense declined 61% in 1995 versus the prior year primarily due to the Company's ability to repay a substantial portion of the debt with its lender using the proceeds from the sale of Flo Control. In addition, the Company was able to eliminate the Florida Realty Joint Venture
(FRJV) debt as a result of the sale of Flo Control's 95% interest in the FRJV, thereby further reducing consolidated interest expense for 1995. At September 30, 1995, the Company had no bank debt outstanding. The Company anticipates that it will be able to maintain a relatively low level of debt to support operations and potential acquisitions and not experience a substantial increase in interest expense in 1996.

During 1995, the Company reported income from continuing operations before income taxes of $1,273,000 compared to $2,235,000 in 1994. The 1994 income included a net gain of $1,050,000 on the sale of the cable assembly plants in West Springfield, Massachusetts and Gardena, California. The Company's operating income from continuing operations before income taxes, exclusive of the gain on the sale of assets, was $1,185,000 in 1994. Operating profit associated with the Company's power surge suppressor operation increased 55% over the 1994 level. The Hospitality Group reported operating income of $244,000 in 1995 compared to a loss of $202,000 in 1994. Operating income for the Hospitality Group was bolstered by the closing of 735 Bourbon Street during 1994 which had been operating at a loss.

Income tax rate on pre-tax income from continuing operations was a benefit of (2.4%) in 1995. The 1995 rate is substantially lower than the federal statutory rate of 34% as a result of favorable state tax developments that resulted in the reversal of certain state tax reserves approximating $255,000. In addition, the Company's improved profitability from continuing operations allowed for the recognition of certain federal tax benefits aggregating $314,000. These benefits had been reserved for through the valuation allowance in 1994 due to their uncertainty of utilization. Management expects that the 1996 effective tax rate will more closely represent the federal statutory rate.

The sale of Flo Control in 1995 resulted in a loss from discontinued operation of $2,513,000, net of income tax benefit. The loss consists of a loss from operations of $199,000, net of income tax benefit and a loss on disposal of $2,314,000, net of income tax benefit.


1994 VERSUS 1993

RESULTS OF CONTINUING OPERATIONS

Consolidated net revenues in 1994 decreased 15% compared to 1993. Electronic Products revenues declined 30% during 1994 compared to 1993. The Electronic Products revenues in 1994 were impacted by the sale of the cable assembly plants in West Springfield, Massachusetts and Gardena, California effective February 28, 1994. The Company's cable assembly plant located in New York reported a decline in revenues during 1994 as a result of a decline in orders from a major customer. During June 1994, the Company shut down the plant and sold certain inventory, customer contracts and certain machinery and equipment to The JPM Company. The Company liquidated the remaining assets. The Company's power surge suppressor manufacturing operations revenues increased 36% during 1994 compared to 1993. This operation's revenues increased due to the sale of new products and a new contract for shipment of power supply products. Effective January 1, 1994, the Company acquired the Hospitality Group. These revenues for the first nine months of operations following the acquisition were $4,979,000 and are included in the Company's consolidated revenues.

Consolidated total costs and expenses for 1994 decreased 17% compared to the prior year. Consolidated costs of sales declined 32% during 1994 compared to 1993. As a percent of revenues these costs were 56% in 1994 versus 70% in 1993. Consolidated cost of sales includes $1,398,000 of cost associated with Hospitality Group acquired in January 1994. The gross profit margin associated with Hospitality Group was approximately 72% which positively impacted the total consolidated gross profit margin in 1994. Electronic Products costs of sales declined 37% during 1994 versus 1993. The decline in the Electronic Products costs of sales in 1994 resulted primarily from the sale of the previously discussed cable assembly plants effective February 28, 1994. Costs of sales in the power surge suppressor operation increased 36% during 1994 compared to 1993. This increase was primarily associated with higher revenues. Gross profit as a percentage of revenue in this operation was 60% in 1994 and 1993, however, gross profit increased 36% in absolute dollars.

Consolidated selling, general and administrative expenses increased 26% during 1994 compared to 1993. The increase was primarily due to the inclusion of $3,293,000 of expenses associated with Hospitality Group acquired effective January 1, 1994. Selling, general and administrative expenses for Hospitality Group consist of all payroll, rent and all other operating expenses. Electronic Products selling, general and administrative expenses declined 10% during 1994 compared to the prior year. The decline during 1994 was primarily associated with the sale of the two cable assembly plants and the shut down of the Vestal, New York plant as previously discussed. Selling, general and administrative expenses associated with the Company's power surge suppressor operation increased 24% during 1994 compared to 1993. This increase was primarily related to higher volume of revenue.

Consolidated depreciation and amortization expense decreased 10% during 1994 compared to 1993, primarily as a result of the previously discussed sale and shut down of the Company's cable assembly plants.

Consolidated interest expenses declined 31% in 1994 versus the prior year primarily due to a lower debt level.

The Company's provision for income taxes for 1994 is below the statutory 34% rate primarily as a result of the utilization of capital loss carryforwards to offset capital gains generated from the sale of MoldCon and Tri-Tec.

During 1994, the Company reported income from continuing operations before income taxes of $2,235,000 compared to $523,000 in 1993. The 1994 income included a net gain of $1,050,000 on the sale of the cable assembly plants in West Springfield, Massachusetts and Gardena, California. The Company's operating income before income taxes, exclusive of the gain on the sale of assets, was $1,185,000 in 1994 representing a 127% increase over 1993. This improvement was associated with increased revenues in the Company's power surge suppressor operation. The increased profitability was primarily associated with the sale of new products and new contracts for shipment of power supply products. The Company's cable assembly operations reported a significant decline in profits for the five month period prior to the sale compared to the same period in the prior year. The profitability associated with the cable assembly operation in West Springfield, Massachusetts reported a sharp decline during the first quarter of fiscal 1994 which continued into the second quarter.

IMPACT OF INFLATION

From October 1992 to September 1995, inflation did not have a material impact on the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

During March 1992, the United States Environmental Protection Agency (EPA), issued a Record of Decision (ROD) with respect to the Company's Superfund Site in Vestal, New York. An Administrative Order for Remedial Design and Remedial Action was issued on October 1, 1992. The ROD required the Company to construct a water treatment facility at the site and to pump contaminated ground water from bedrock and overburden extraction wells for 15 to 30 years until remediation goals were met. In December 1992, the Company's environmental consultants prepared and submitted a Remedial Design Work Plan (RDWP) to the EPA. The EPA issued comments on the RDWP on October 1, 1993, and a revised RDWP was submitted to EPA on October 21, 1993. During February 1994, the Company received comments from the EPA with respect to the revised RDWP and the Company's environmental consultants submitted a response. The EPA approved the revised RDWP in October 1994. On November 14, 1994, engineering design and related fieldwork was begun in order to meet the specifications of the revised RDWP.

During fiscal 1995, $430,000 was incurred for work related to the engineering design. These costs were capitalized when incurred because the remedy would prevent further environmental contamination with respect to the contaminated ground water being pumped from the extraction wells and improve the property compared with its condition when acquired by the Company. Due to concerns about the correctness of the remedy provided for in the ROD, additional field work was performed and in June 1995, an RDWP Addendum was prepared and submitted to the EPA. The Company received comments from the EPA regarding this Addendum, and the Company's environmental consultants submitted a response shortly thereafter.

On August 24, 1995, the Company and its legal and environmental consultants met with officials of the EPA and agreed on additional fieldwork deemed necessary by the EPA to support the Company's position regarding the RDWP Addendum. At this meeting, officials of the EPA agreed the remedy needed to be modified and that certain requirements under the existing ROD needed to be eliminated or reduced in scope. Since this meeting, additional fieldwork provided for in the RDWP Addendum has been conducted at the site and resulted in the formulation of a revised remedy. On December 19, 1995, the Company, and its legal and environmental consultants presented to the EPA the RDWP Addendum and the recommended changes to the ROD in the form of a revised remedy. The revised remedy was favorably received by the EPA and will be reviewed. The revised remedy eliminates certain requirements of the existing ROD and significantly reduces the time period for remediation. Initial estimates of the revised remedy indicate capital costs of approximately $800,000 to $900,000, and ongoing maintenance costs of approximately $200,000 to $250,000 in the aggregate. The capital costs would be incurred over a one to two year period after the ROD is amended with the ongoing maintenance costs being incurred over a five year period after capital cost completion. There is no guaranty that the EPA will agree totally with the proposed revised remedy. It is anticipated that the RDWP Addendum can be finalized by February 1996, and a revised ROD issued during the Company's third quarter and design of the capital portion of the revised remedy begun thereafter.

By approval of the Company's Board of Directors in December 1994, in a transaction effective January 1, 1995, the Company sold the operations of Flo Control, Inc. (Flo Control), headquartered in Burbank, California. The purchaser of these operations was Mr. Russell J. Sarno, President of Flo Control and a board member of the Company. Mr. Sarno purchased virtually all of the assets of Flo Control for $3,100,000 in cash and assumed $800,000 of Flo Control's liabilities. As a condition of the sale, Mr. Sarno agreed to purchase Flo Control's 95% ownership interest in the Florida Realty Joint Venture for $150,000 in cash and assume the non-recourse mortgage approximating $2.3 million. In connection with these transactions, Flo Control's secondary containment product line was sold to Mr. Pat Hopkins, an unrelated third party, for a $500,000 note. The note is secured by the assets sold and the personal guaranty of an unrelated third party individual. As a result of the above transactions, the Company recognized a loss on disposal of $2,314,000, net of income tax benefit, during its current fiscal year. The sale of Flo Control was accounted for as a discontinued operation. The cash proceeds from the sale were used to reduce the Company's outstanding debt with its lender. In addition, the sale of Flo Control's 95% interest in the Florida Realty Joint Venture eliminated the ongoing monthly expense of the Flo Control lease.

The Company recently established Buffton Realty Ventures, a commercial real estate operation, to engage in acquiring properties offering unique opportunities for profit. During August 1995, the Company acquired 100 Main Street, a commercial office building located in Fort Worth, Texas. The property is 100% occupied with two tenants under lease. Lease rentals are $437,000 annually. The purchase price for the property was approximately $1,653,000 and was funded with cash held by the Company. No pro forma financial information is presented due to immateriality.

The Company believes that its current borrowing availability, combined with cash flow from operations, is adequate to fund the Company's current operating needs and its projected growth over the next twelve months. The Company has a $2,000,000 revolving line of credit with its lender which expires March 3, 1996, all of which is available for borrowing at September 30, 1995. Upon maturity the Company anticipates renewing this line of credit.

The Company's operating activities used cash of $171,000, primarily from net loss of $1,209,000 and increases in accounts receivable and inventory of $1,146,000 and $958,000, respectively, offset by the $3,068,000 loss on the sale of Flo Control as discussed previously. The increases in accounts receivable and inventory are primarily attributable to the Company's power surge suppressor manufacturing operations which experienced a 10% increase in revenues during 1995. Current inventory levels will be sufficient to meet customers' demands.

The Company invested $1,210,000 in machinery, equipment, furniture, fixtures, and enhancements to existing property during 1995, exclusive of the $1,653,000 paid for 100 Main Street.


ACCOUNTING CHANGES

IMPAIRMENT OF ASSETS

In March 1995, the Financial Accounting Standards Board issued FAS 121 on "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires companies to investigate potential impairments of long-lived assets, certain identifiable intangibles, and associated goodwill on an exception basis, when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. Upon adoption, the Company will evaluate the carrying amount of its long-lived assets by estimating future cash flows expected to result from the use of such assets and their eventual disposition. If future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets, an impairment loss will be recorded. The impairment loss is to be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company is required to adopt this statement by October 1, 1996; however, such adoption is not expected to have a material impact on the Company's results of operations or financial condition.



ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

The financial statements and supplementary data are included under item 14(a)(1) and (2) of this report.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

No changes in accountants or disagreements with accountants on accounting and/or financial disclosure have arisen.

                                   PART III
                                   --------


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information required by this item with respect to Directors of the Company appears in the "Election of Directors" and "Executive Officers of the Company" sections of the definitive proxy statement of the Company relating to the Company's 1996 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A.



ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

The information required by this item appears in the "Remuneration of Directors and Officers" section of the definitive proxy statement of the Company relating to the Company's 1996 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A.



ITEM 12 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

The information required by this item appears in the "Security Ownership" and "Election of Directors" sections of the definitive proxy statement of the Company relating to the Company's 1996 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A.



ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

In accordance with Rule G(3) of the General Instructions, the information required by this item will be included under the caption, "Transactions with Management and Others" in the definitive proxy statement of the Company relating to the Company's 1996 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A.

                                    PART IV
                                    -------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

   (a)    The following documents are filed as a part of this report:

          1.    Financial Statements - The financial statements listed in the
                --------------------
                "Index to Consolidated Financial Statements and Financial Statement Schedule" described at F-1.

          2.    Financial Statement Schedule - The financial statement schedule
                ----------------------------
                listed in the "Index to Consolidated Financial Statements and Financial Statement Schedule" described at F-1.

          3.    Exhibits - Refer to (c) below.
                --------

   (b)    Reports on Form 8-K.
          --------------------

          None

   (c)    Exhibits
          --------

          3.1 Certificate of Incorporation (Exhibit 3.1 to Form S-1 Registration Statement No. 2-71057 and incorporated herein by reference).

          3.2 By-laws (Exhibit 3.2 to Form S-1 Registration Statement No. 2-71057 and incorporated herein by reference).

          3.3 Certificate of Amendment to the Certificate of Incorporation Creating Classified Board of Directors, eliminating a Stockholder's right to call a special meeting, and adopting a fair price supermajority provision dated February 21, 1989 (Exhibit 4.4 to Form 10-Q for the quarter ended March 31, 1989 and incorporated herein by reference).

          3.4 Restated by-laws of Buffton Corporation dated February 21, 1989 (Exhibit 4.5 to Form 10-Q for the quarter ended March 31, 1989 and incorporated herein by reference).

          4 Rights Agreement (Exhibit 1 to Form 8-K dated June 23, 1988 and incorporated herein by reference).

          10 Agreement for Sale of Assets from Flo Control, Inc. dated as of January 20, 1995, by and among Buffton Corporation, a Delaware corporation, Flo Control, Inc., a Delaware corporation ("Seller") and F.C. Acquisition, Inc., a California corporation ("Buyer") incorporated herein by reference to Form 8-K dated January 20, 1995.

          10.1 Agreement for sale of Florida Realty Joint Venture interests from Flo Control, Inc., dated January 20, 1995 by and among Buffton Corporation, a Delaware corporation, Flo Control, Inc. a Delaware corporation, ("Seller") and F.L.C. Property Acquisition, Inc., a California corporation ("Buyer") incorporated herein by reference to Form 8-K dated January 20, 1995.

          10.2 Agreement for Sale of Secondary Containment Assets from Flo Control, Inc., dated January 20, 1995, by and among Buffton Corporation, a Delaware corporation, Flo Control, Inc., a Delaware corporation ("Seller") and Patrick Hopkins and Flo-Safe Systems, Inc. a Wisconsin corporation ("Buyer") incorporated herein by reference to Form 8-K dated January 20, 1995.

          10.3 Second Amendment to Accounts Financing Agreement dated January 20, 1995 by and among Congress Financial Corporation, Current Technology, Inc., Electro-Mech, Inc., and Flo Control, Inc. incorporated herein by reference to Form 8-K dated January 20, 1995.

          10.4 Second Amended and Restated Revolving Credit Note incorporated herein by reference to Form 8-K dated January 20, 1995.

          10.5 Rights Amendment Agreement dated November 15, 1995 incorporated herein by reference to Form 8-K dated November 15, 1995.

          21    Subsidiaries of the Company

          23    Consent of Independent Accountants

          27    Financial Data Schedule

                                  SIGNATURES


Pursuant to the requirements or Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUFFTON CORPORATION                                              Date
                                                         ---------------------


By:  /s/ Robert H. McLean                                  December 22, 1995
     ----------------------------------                  ---------------------
     Robert H. McLean, President and
     Chief Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacity and on the dates indicated.


     /s/ Robert H. McLean                                  December 22, 1995
     ----------------------------------                  ---------------------
     Robert H. McLean, President and Chief
     Executive Officer; Chairman of the
     Board of Directors (Principal
     Executive Officer)


     /s/ Robert Korman                                     December 22, 1995
     ----------------------------------                  ---------------------
     Robert Korman, Vice President and
     Chief Financial Officer


     /s/ Hampton Hodges                                    December 22, 1995
     ----------------------------------                  ---------------------
     Hampton Hodges, Director


     /s/ John M. Edgar                                     December 22, 1995
     ----------------------------------                  ---------------------
     John M. Edgar, Director


     /s/ H. T. Hunnewell                                   December 22, 1995
     ----------------------------------                  ---------------------
     H. T. Hunnewell, Director


     /s/ Russell J. Sarno                                  December 22, 1995
     ----------------------------------                  ---------------------
     Russell J. Sarno, Director


     /s/ Bruno D'Agostino                                  December 22, 1995
     ----------------------------------                  ---------------------
     Bruno D'Agostino, Director

     /s/ Walter D. Rogers, Jr.                             December 22, 1995
     ----------------------------------                  ---------------------
     Walter D. Rogers, Director

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                       AND FINANCIAL STATEMENT SCHEDULE

     CONSOLIDATED FINANCIAL STATEMENTS:                                   PAGE
     ---------------------------------                                    ----

         Report of Independent Accountants                                 F-2

         Consolidated Statements of Operations                             F-3

         Consolidated Balance Sheets                                       F-4

         Consolidated Statements of Cash Flow                              F-5

         Consolidated Statements of Changes in Stockholders' Equity        F-6

         Notes to Consolidated Financial Statements                        F-7


     FINANCIAL STATEMENT SCHEDULE:
     ----------------------------
         Schedule IX -   Valuation and Qualifying Accounts                 F-19

     Schedules other than the ones listed above have been omitted since they are either not required, not applicable, or the required information is shown in the financial statements or related notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Buffton Corporation

In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Buffton Corporation and its subsidiaries at September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ Price Waterhouse LLP


Fort Worth, Texas
November 14, 1995

                              BUFFTON CORPORATION
                              -------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                For the Years Ended September 30,
                                                              -------------------------------------
                                                                1995           1994          1993
                                                              --------       --------      --------
                                                            (In thousands, except per share amounts)

Net revenues............................................       $19,187        $30,432       $35,879
Net gain on sale of certain operating assets............             -          1,050             -
                                                              --------       --------      --------
                                                                19,187         31,482        35,879
                                                              --------       --------      --------

Costs and expenses:
 Cost of goods sold (exclusive of depreciation).........         5,890         17,080        25,103
 Selling, general and administrative....................        10,939         10,649         8,450
 Depreciation and amortization..........................           961          1,202         1,343
 Interest...............................................           124            316           460
                                                              --------       --------      --------

 Total costs and expenses................................       17,914         29,247        35,356
                                                              --------       --------      --------

Income from continuing operations before income taxes...         1,273          2,235           523
Income tax provision (benefit)..........................           (31)           233           125
                                                              --------       --------      --------
Income from continuing operations.......................         1,304          2,002           398
                                                              --------       --------      --------

Discontinued operation:
 Loss from operations, net of income tax benefits of
  $107,000, $49,000 and $70,000, respectively...........          (199)           (94)         (134)
 Loss on disposal, net of income tax benefit $754,000...        (2,314)             -             -
                                                              --------       --------      --------

 Loss from discontinued operation.......................        (2,513)           (94)         (134)
                                                              --------       --------      --------

Net income (loss).......................................       $(1,209)       $ 1,908       $   264
                                                              ========       ========      ========

Income (loss) per average common share:
 Continuing operations..................................       $   .24        $   .39       $   .09
 Discontinued operation.................................          (.46)          (.02)         (.03)
                                                              --------       --------      --------
 Net income (loss)......................................       $  (.22)       $   .37       $   .06
                                                              ========       ========      ========


Weighted average common shares outstanding..............         5,465          5,120         4,570
                                                              ========       ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                              BUFFTON CORPORATION
                              -------------------

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                                   September 30,
                                                                            --------------------------
                                                                               1995             1994
                                                                            --------          --------
                                                                                  (In thousands)
Current assets:
 Cash and cash equivalents............................................      $      7          $  3,196
 Accounts receivable, less allowance for doubtful accounts of
  $75,000 and $150,000, respectively..................................         2,893             3,541
 Inventories..........................................................         2,031             4,044
 Prepaid and other current assets.....................................           498               344
                                                                            --------          --------

  Total current assets................................................         5,429            11,125

Property, plant and equipment, net....................................         5,467             8,082

Patents, net of accumulated amortization of $1,358,000
  and $1,206,000, respectively........................................         1,617             1,818
Goodwill, net of amortization of $666,000 and $302,000, respectively..         3,503             3,811
Deferred income taxes.................................................           590                 -

Long-term note receivable.............................................           350                 -
Other assets, net.....................................................           268               234
                                                                            --------          --------
                                                                            $ 17,224          $ 25,070
                                                                            ========          ========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt....................................      $      -          $    518
 Accounts payable.....................................................         1,001             1,610
 Accrued liabilities:
  Payroll and commissions.............................................           980               961
  Bonuses.............................................................           158               100
  Other...............................................................           230               533
 Income taxes.........................................................           236               254
                                                                            --------          --------
  Total current liabilities...........................................         2,605             3,976

Long-term debt........................................................             -             5,507
Deferred income taxes.................................................             -               330

Stockholders' equity:
 Preferred stock $.01 par value; 5,000,000 shares authorized;
  no shares issued and outstanding....................................             -                 -
 Common stock $.05 par value; 30,000,000 shares authorized;
  outstanding shares 5,685,378 and 5,278,022, respectively............           284               264
 Additional paid-in capital...........................................        12,571            12,020
 Retained earnings....................................................         1,764             2,973
                                                                            --------          --------
                                                                              14,619            15,257
Commitments and contingencies (Note 11)...............................
                                                                            --------          --------
                                                                            $ 17,224          $ 25,070
                                                                            ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                              BUFFTON CORPORATION
                              -------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOW




                                                                    For the Years Ended September 30,
                                                                   ------------------------------------
                                                                     1995          1994           1993
                                                                   -------      --------       --------
                                                                              (In thousands)

Cash flows from operating activities:
  Net income (loss)...............................................        $(1,209)       $1,908         $  264
  Adjustments to reconcile net income (loss) to net cash
   provided by (used for) operating activities:
   Depreciation...................................................            594         1,424          1,622
   Amortization...................................................            564           662            570
   Deferred income taxes..........................................           (920)          102             44
   Bad debt provision.............................................            (84)           (3)            12
   Net (gain) loss on sale of assets..............................          3,068        (1,050)             -
   Issuance of common stock in payment for services...............            571             -              -
   Change in components of current assets and liabilities
    (exclusive of acquisitions and dispositions):
    Accounts and note receivable..................................         (1,137)         (269)           344
    Inventories...................................................           (958)         (387)        (1,306)
    Prepaid and other.............................................           (536)           80            121
    Accounts payable..............................................            191          (438)         1,233
    Accrued liabilities...........................................           (297)       (2,238)          (191)
    Income taxes payable..........................................            (18)          152             33
                                                                           -------      -------        -------
Net cash provided by (used for) operating activities..............           (171)          (57)         2,746
                                                                           -------      --------       -------

Cash flows from investing activities:
   Additions to property, plant and equipment.....................         (1,337)       (1,257)        (1,205)
   Proceeds from sale of operating assets.........................          3,750         9,461             10
   Acquisitions...................................................         (1,653)         (159)             -
   Advances to and investments in Hospitality Group entities......              -             -         (1,194)
   Additions to other assets......................................            (55)            -              -
                                                                            ------      --------       --------

Net cash provided by (used for) investing activities..............            705         8,045         (2,389)
                                                                           ------      --------       --------

Cash flows from financing activities:
   Additions to debt..............................................              -           600            360
   Repayments of debt.............................................         (3,723)       (5,842)        (1,203)
   Treasury stock purchases.......................................              -             -            (16)
                                                                           ------      --------       --------

Net cash used for financing activities............................         (3,723)       (5,242)          (859)
                                                                          -------      --------       --------

Net increase (decrease) in cash...................................         (3,189)        2,746           (502)

Cash at beginning of year.........................................          3,196           450            952
                                                                           ------      --------       --------

Cash at end of year...............................................        $     7       $ 3,196        $   450
                                                                           ======      ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                              BUFFTON CORPORATION
                              -------------------

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

             For the Years Ended September 30, 1995, 1994 and 1993


                                                         Additional
                                               Common     Paid-in      Retained
                                               Stock      Capital      Earnings    Total
                                              --------   ----------    --------    ------
                                                              (In thousands)
Balance at September 30, 1992...........      $  227      $11,100      $  801     $12,128

Issuance of 149,970 shares of $.05 par
 value common stock for payment of
 obligations...........................            8          141           -         149

Purchases and cancellation of 15,000
 shares of $.05 par value common stock..          (1)         (15)          -         (16)

Net income..............................           -            -         264         264

                                              ------      -------     -------     -------
Balance at September 30, 1993...........         234       11,226       1,065      12,525

Issuance of 600,000 shares of $.05 par
 value common stock for acquisition.....          30          794           -         824

Net income..............................           -            -       1,908       1,908
                                              ------      -------     -------     -------

Balance at September 30, 1994...........         264       12,020       2,973      15,257

Issuance of 407,356 shares of $.05 par
 value common stock for payment of
 services...............................          20          551           -         571

Net loss................................           -            -      (1,209)     (1,209)
                                              ------      -------     -------     -------

Balance at September 30, 1995...........      $  284      $12,571     $ 1,764     $14,619
                                              ======      =======     =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                              BUFFTON CORPORATION
                              -------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1995, 1994 AND 1993


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

These consolidated financial statements include all of the assets, liabilities, revenues, and costs and expenses of Buffton Corporation (the Company) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.


INVENTORIES

Inventories are stated at the lower of cost (first in, first out) or market.


PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost and depreciated by the straight-line method over estimated useful lives of three to thirty years.

Maintenance and repairs are charged to income as incurred. The Company capitalizes renewals and betterments which significantly enhance the value or extend the useful life of an asset. Upon the sale or retirement of depreciable assets, the cost and related accumulated depreciation are removed from the accounts, and the resulting gain or loss is credited to or charged against income.


ADVERTISING COST

The Company's advertising expenditures of continuing operations are expensed in the period the advertising first occurs. Advertising expense for fiscal years ended September 30, 1995, 1994 and 1993 approximated $215,000, $249,000 and
$162,000, respectively.


INTANGIBLES

Patents are carried at the Company's cost as determined at acquisition and are being amortized on a straight-line basis over their remaining legal lives.

Goodwill represents the excess of cost over net assets acquired and is being amortized on a straight line basis over fifteen years. Annually, the Company evaluates the carrying value of goodwill by reviewing estimated recoverability from future operations of the associated assets to which it relates. Recoverability is assessed based upon future cash flows (undiscounted and without interest charges) to be generated by related assets. Impairments are recognized to the extent that the carrying value of goodwill exceeds such estimated future cash flows.

INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109), on a prospective basis effective October 1, 1993. Prior to the adoption of FAS 109, the Company accounted for income taxes under FAS 96. Like FAS 96, FAS 109 requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities, and other tax attributes. However, FAS 109 does allow the recognition of deferred tax assets for deductible temporary differences and carryforwards. The new standard also provides valuation allowances for the amount of tax assets not expected to be realized. The adoption of FAS 109 had no material effect on the consolidated financial statements.


IMPAIRMENT OF ASSETS

In March 1995, the Financial Accounting Standards Board issued FAS 121 on "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This statement requires companies to investigate potential impairments of long-lived assets, certain identifiable intangibles, and associated goodwill on an exception basis, when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. Upon adoption, the Company will evaluate the carrying amount of its long-lived assets by estimating future cash flows expected to result from the use of such assets and their eventual disposition. If future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets, an impairment loss will be recorded. The impairment loss is to be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company is required to adopt this statement by October 1, 1996; however, such adoption is not expected to have a material impact on the Company's results of operations or financial condition.

NET INCOME (LOSS) PER SHARE

Net income (loss) per share has been computed on the basis of the weighted average number of common shares outstanding.

RECLASSIFICATIONS

Certain prior years' amounts have been reclassified to conform with the 1995 presentation.

CASH AND CASH EQUIVALENTS

For purposes of the Consolidated Statements of Cash Flow, cash and cash equivalents consist of cash in banks and cash investments in immediately available interest bearing accounts.


NOTE 2 - ACQUISITIONS AND DISPOSITIONS

Effective January 1, 1994, the Company entered into a purchase and sale agreement with Entertainment Centers of America, Inc. (ECA) to acquire certain entertainment facilities located in the New Orleans, Louisiana (Bourbon Street Hospitality) of ECA in exchange for the Company's outstanding note receivable from and equity interest in ECA approximating $2,641,000 as well as 600,000 shares of its common stock and $159,000 in cash. The market value of the 600,000 shares was $824,000 at the date of the acquisition. The agreement provided for the transfer of 235,000 shares of the 600,000 shares of the Company's common stock to be issued to the owners and certain creditors of ECA and its subsidiaries. The agreement also stipulated that the proceeds received from the sale of the Company's stock by one noteholder would equal a minimum of $265,000 or the Company would be required to deliver additional shares to make up such deficiency between the sale proceeds and the stipulated minimum amount. No deficiency occurred; therefore, the Company was not required to deliver additional shares. The assets acquired consisted of cash, inventory, leasehold interests and improvements, sound, light, video and bar equipment and certain other assets, including prepaids. Liabilities assumed by a subsidiary of the Company consisted of trade accounts payable, and other accrued liabilities in ordinary course of business and debt outstanding at January 1, 1994. The total purchase price was $4,192,000 including liabilities assumed of $568,000.

In addition to the above described transactions with ECA, the Company had a note receivable from ECA at January 1, 1994 aggregating $400,000 and advances of $320,000. The Company also had an option to purchase the stock of

American Food Classics, Inc. (AFC) from ECA at the greater of fair market value, to be determined by an independent appraisal, or $300,000. The Company exercised its option January 1, 1994 and exchanged its note receivable from and advances to ECA for the stock of AFC. The note receivable and advances approximated the fair market value of the AFC stock at the date of exchange. The total purchase price was $832,000 including liabilities assumed of $112,000 consisting primarily of ordinary trade payables. AFC operates an American Bistro restaurant, Lucile's, located in Fort Worth, Texas. After the January 1, 1994 transactions, the Company no longer held an interest in ECA.

The 1994 acquisitions were accounted for under purchase accounting and the results of operations were consolidated beginning with the effective dates. Excess of purchase price over fair value of net tangible assets acquired was $4,113,000 at effective date of the acquisitions and is included in Goodwill in the accompanying Consolidated Balance Sheet. Unaudited pro forma results from continuing operations as if the acquisitions had occurred at the beginning of each respective period, are as follows:

                                                                    Years Ended
                                                                    September 30,
                                                        ------------------------------------
                                                          1994                        1993
                                                        --------                    --------
                                                        (In thousands, except per share amounts)
       Revenues                                         $ 42,882                    $ 50,478
       Net Income (loss) from continuing operations        1,889                        (114)
       Income (loss) per average common share                .37                       ( .02)

Bourbon Street Hospitality, originally consisting of 701 Bourbon Street, 735 Bourbon Street and 441 Bourbon Street, and AFC are collectively referred to as BFX Hospitality Group, Inc. (Hospitality Group). During 1994, the Company closed the 735 Bourbon Street facility. There was no change to the carrying value of assets as the assets were transferred for use in the other Bourbon Street Hospitality locations.

Effective February 28, 1994, Contex Electronics, Inc., a wholly owned subsidiary of the Company, sold all of the operating assets and liabilities of MoldCon, Inc. (MoldCon) and Tri-Tec Engineering Corporation (Tri-Tec), two of its wholly owned subsidiaries. The sales price for the assets was $9,277,000 in cash plus the assumption of certain liabilities by the buyer. The net proceeds from the disposition were used to reduce bank debt approximately $5,000,000 and for short-term investments. The assets sold consisted primarily of trade accounts receivable, inventory, machinery, equipment and furniture and fixtures. Liabilities assumed by the Buyer consisted of trade accounts payable and other accrued liabilities in the ordinary course of business. The assets and liabilities related to the manufacture of molded internal and external cable assemblies and internal wiring harnesses.

After deducting applicable selling expenses, the Company reported a pretax gain of $1,050,000 on the sale. The results of operations, relative to the businesses sold, for the five months are included in the Company's statements of income for 1994. Revenue and operating profit of the businesses sold are as follows (in thousands):

                                              Years Ended
                                              September 30,
                                         ------------------------
                                           1994            1993
                                         --------        --------
                                         (Five months)

                    Revenue                 $ 10,243     $ 21,775
                    Operating profit             146          876

During June 1994, the Company shutdown its Contex cable assembly plant in Vestal, New York and sold certain inventory, customer contracts and certain machinery and equipment to The JPM Company. The remaining assets, primarily trade accounts receivable, were liquidated.

By approval of the Company's Board of Directors in December 1994, in a transaction effective January 1, 1995, the Company sold the operations of Flo Control, Inc. (Flo Control), headquartered in Burbank, California. The purchaser of these operations was Mr. Russell J. Sarno, President of Flo Control and a board member of the Company. Mr. Sarno purchased virtually all of the assets of Flo Control for $3,100,000 in cash and assumed $800,000 of Flo Control's liabilities. As a condition of the sale, Mr. Sarno agreed to purchase Flo Control's 95% ownership interest in the Florida Realty Joint Venture for $150,000 in cash and assume the related non-recourse mortgage approximating $2.3 million. In connection with these transactions, Flo Control's secondary containment product line was sold to Mr. Pat Hopkins, an unrelated third party, for a $500,000 note. The note bears interest at 8% per annum. Payments are due semiannually beginning June 30, 1995 and continuing through December 31, 1999 in the amount of $50,000 plus earned interest. The note is secured by the assets sold and the personal guaranty of an unrelated third party individual. As a result of the above transactions, the Company recognized a loss on disposal of $2,314,000, net of income tax benefit, during its current fiscal year. The sale of Flo Control was accounted for as a discontinued operation. The cash proceeds from the sale were used to reduce the company's outstanding debt with its lender. Revenues for Flo Control were as follows in thousands):

                    1995........................  $ 2,435
                    1994........................   10,987
                    1993........................    9,867

Through its commercial real estate operation, Buffton Realty Ventures, the Company acquired an office building located in Fort Worth, Texas during August 1995. The purchase price for the property was approximately $1,653,000 of which $1,253,000 and $400,000 is included in the "Building and Improvements" and "Land" components, respectively, of Property, Plant and Equipment in Note 4. Rental income generated from this property for fiscal 1995 approximated $55,200.

At September 30, 1995, future minimum rentals for non-cancellable leases associated with this building were as follows (in thousands):

               1996.............................   $  437
               1997.............................      437
               1998.............................      437
               1999.............................      437
               2000 and beyond..................      364
                                                   ------
                                                   $2,112
                                                   ======


NOTE 3 - INVENTORIES

The components of inventories are as follows:

                                                      September 30,
                                                   --------------------
                                                    1995          1994
                                                   ------        ------
                                                      (In thousands)


          Raw materials.........................   $1,450        $1,741
          Work in process.......................      323           282
          Finished goods........................      258         2,021
                                                   ------        ------

               Total inventories................   $2,031        $4,044
                                                   ======        ======

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment consist of the following:

                                                                September 30,
                                                             --------------------
                                                              1995           1994
                                                             ------        ------
                                                               (In thousands)
          Building and improvements.................         $5,377        $5,604
          Machinery and equipment...................            394         6,811
          Furniture and fixtures....................          1,233         1,188
          Construction in progress..................            -             443
                                                             ------        ------

          Less accumulated depreciation                       7,004        14,046
           and amortization.........................
                                                              2,062         6,457
                                                             ------        ------
          Land......................................          4,942         7,589
                                                                525           493
                                                             ------        ------
               Net property, plant and equipment....
                                                             $5,467        $8,082
                                                             ======        ======

NOTE 5 - LONG-TERM DEBT

Long-term debt at September 30, 1994 consists of the following (in thousands):

          Revolving loan agreement                  $2,883
          Term loan                                    683
          Real estate mortgage                       2,302
          Other                                        157
                                                    ------
                                                     6,025
          Less current portion long-term debt          518
                                                    ------
                                                    $5,507
                                                    ======

At September 30, 1994, the Company's total commitment to its lender was $5,000,000, consisting of a $4,000,000 revolving line of credit and a $1,000,000 term loan of which $3,566,000 was outstanding. Both loans provided for interest to be paid monthly at a floating rate of 2 1/2% over the established prime rate (10- 1/4% at September 30, 1994). Access to the revolving line of credit was based upon various formulas relating to accounts receivable and inventories.
The principal amount of the term loan was payable in 24 equal installments which commenced April 1, 1994 in the amount of $27,777 per month, with the remaining balance of $350,000 due and payable on March 1, 1996. The credit commitment was secured by virtually all of the remaining assets of the Company.

Approximately $2.5 million of the proceeds from the sale of Flo Control were used to reduce the Company's debt to its lender. The financing agreement with its lender was amended to provide for a thirteen month commitment commencing February 1, 1995. The total commitment consists of a $2,000,000 revolving line of credit, all of which was available for borrowing at September 30, 1995. The loan provides for interest to be paid monthly at a floating rate of 2 1/2% over the established prime rate. At September 30, 1995, there was no debt owed to the Company's lender.

The real estate mortgage is associated with the Florida Realty Joint Venture 95% owned by Flo Control, a wholly owned subsidiary of the Company. See Note 9. The promissory note dated February 27, 1987, accrued interest at 10.2% per annum and was payable in monthly installments of $21,447. The promissory note was secured by a mortgage and security agreement. The Company did not guarantee payment of the note. The Florida Realty Joint Venture was sold effective January 1, 1995 and the purchaser assumed the related mortgage. See Note 2.

Other long-term debt in 1994 consisted of $107,000, primarily equipment notes, associated with Hospitality Group and $50,000 payable to the former owner of Current Technology for a non-compete agreement.

NOTE 6 - INCOME TAXES

The provision (benefit) for income taxes includes the following:

                                                                             Years Ended September 30,
                                                                 ---------------------------------------------
                                                                   1995              1994                1993
                                                                 -------            -------            -------
                                                                                 (In thousands)
Current:
        Federal........................................          $   (72)           $    -           $      1
        State..........................................              100                82                 10
Deferred federal.......................................             (412)              641                 44
Decrease in valuation allowance........................             (508)             (539)                 -
                                                                 --------           -------          ---------
                                                                 $  (892)           $  184           $     55
                                                                 ========           =======          =========

The income tax provision (benefit) is categorized as follows:
                                                                             Years Ended September 30,
                                                                  --------------------------------------------
                                                                   1995              1994                1993
                                                                  -------           -------             ------
                                                                                  (In thousands)

        Continuing operations..........................           $  (31)           $  233             $  125
        Discontinued operation.........................             (861)              (49)               (70)
                                                                  -------           -------            ------
                                                                  $ (892)           $  184             $   55
                                                                  =======           =======            ======

Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred tax liabilities and assets are comprised of the following (in thousands):

                                                            September 30,        September 30,
                                                                1995                  1994
                                                            -------------        -------------
          Gross deferred tax liabilities
          ------------------------------
          Depreciation                                        $   357                $  656
          Other                                                     -                   189
                                                              -------                ------
                                                                  357                   845
                                                              -------                ------
          Gross deferred tax assets
          -------------------------
          Capital loss carryforwards                              356                   356
          Alternative minimum tax credit
           carryforwards                                          424                   314
          Preacquisition tax operating loss
           carryforwards                                           --                   566
          Consolidated operating loss carryforward                413                     -
          Real estate impairment reserves                           -                   102
          Inventory costs                                          10                     7
          Bad debt reserves                                        26                    16
          Debt financing fees                                       -                     7
          Other                                                    74                    11
                                                              -------                ------
                                                                1,303                 1,379
          Valuation allowance                                    (356)                 (864)
                                                              -------                ------
                                                                  947                   515
                                                              -------                ------
          Deferred income tax (benefit) liability             $  (590)               $  330
                                                              =======                ======

As a result of the disposition of Flo Control in 1995 (see Note 2) with its historical losses and the improved profitability of the Company's continuing operations, the Company reduced its valuation allowance by approximately $314,000 in 1995. The Company believes it is now more likely than not that the tax benefits associated with the alternative minimum tax credit will now be realized. The Company maintained its valuation allowance associated with the capital loss carryforward since the carryforward period is limited and its potential future use is restricted.

During the year ended September 30, 1994, the Company's valuation allowance was reduced $539,000 primarily as a result of utilization of capital loss carryover to offset capital gain generated by the sale of MoldCon and Tri-Tec.

The Company has a consolidated tax operating loss carryforward of approximately $1.2 million which, if not utilized, will expire in fiscal year 2010. The Company has alternative minimum tax credits of approximately $424,000 which may be offset against future income taxes payable. Additionally, the Company has a capital loss carryforward of $1,047,000 which expires in 1997.

The Company's consolidated income tax expense (benefit) from continuing operations differs from that amount calculated by applying the federal statutory rate for the following reasons (in thousands):

                                                                                  Years Ended September 30,
                                                                    ------------------------------------------------
                                                                      1995               1994                  1993
                                                                    --------          --------              --------
Tax provision (benefit) at federal statutory rate.........          $  446            $   782                $  183
State income taxes, net of
 federal income tax benefit...............................              66                 54                     7
Adjustments to valuation allowance for
 deferred tax assets......................................            (314)              (539)                    -
Unrecognized (utilization of) capital loss
 related to sale of B & D.................................               -                  -                  (105)
Utilization of a subsidiary's net
 operating loss carryforward..............................               -                  -                    34
Reversal of income tax accrual............................            (255)                 -                     -
Other, net................................................              26                (64)                    6
                                                                    ------              -----                ------
                                                                    $  (31)             $ 233                $  125
                                                                    ======              =====                ======

NOTE 7 - STOCKHOLDERS' EQUITY

STOCK OPTIONS

The Company currently maintains an Employee Incentive Stock Option Plan (Employee Plan), which allows certain employees and officers of the Company, other than officers serving on the Board of Directors to acquire or increase their proprietary interest in the success of the Company and encourage such individuals to remain in the employ of the Company. A total of 100,000 shares of the Company's common stock can be issued under the Employee Plan.

Under the Employee Plan or stock option agreements issued thereunder, stock options issued are subject to certain terms and conditions. Options granted must be exercised within ten years of the date of such grant or within five years, if an option is granted to an employee who owns in excess of 10% of all outstanding common stock of the Company. Generally options are not exercisable until the employee has been continuously employed by the Company for one year. Options terminate and become unexercisable upon the termination of the employee, unless such termination is without cause or is due to death or total and permanent disability. On August 2, 1995, 80,000 options were granted to certain employees of the Company at an exercise price of $1.50 per share which was the fair market value at date of grant. At September 30, 1995 and 1994, there were 20,000 and 100,000 shares, respectively, available for grant.

The Company also grants options to purchase shares of its common stock to selected employees under nonqualified stock option agreements.

In September 1989, the Board of Directors adopted the Buffton Corporation Equity Participation Plan (the "Plan") to afford key employees the opportunity to purchase shares of the Company's common stock as a reward for past performance and an incentive for future performance. Under the Plan, 500,000 shares of the Company's stock may be issued. Options granted must be exercised within five years of the date of such grant. At February 3, 1995, 500,000 options were granted to certain officers of the Company at an exercise price of $1.50 per share which was the fair market value at date of grant. At September 30, 1995 there were no shares available for grant. At September 30, 1994 there were 500,000 shares available for grant.

A summary of outstanding options are as follows:

                                                               Number of Shares
                                   ----------------------------------------------------------------------
                                     Incentive          Other Non-              Equity
                                       Stock             Qualified             Partici-
                                      Options             Options            pation Plan          Total
                                   -----------          -----------          ------------       ---------
                                                                (In thousands)
Options outstanding
 September 30, 1993............          30                     5                  450               485
 Cancelled.....................         (30)                   (5)                (450)             (485)
                                      -----                ------                 ----             -----
Options outstanding
 September 30, 1994............           -                     -                    -                 -
 Issued........................          80                     -                  500               580
                                      -----                ------                 ----             -----
Options outstanding
 September 30, 1995............          80                     -                  500               580
                                      =====                ======                 ====             =====
Options currently exercisable
 September 30, 1995............           -                     -                  450               450
                                      =====                ======                 ====             =====

Price range at
 September 30, 1995............       $1.50                $    -                $1.50


PREFERRED RIGHTS

On June 23, 1988, the Company declared a dividend of one Preferred Share Purchase Right (the Right) on each outstanding share of common stock. Under certain conditions, each Right may be exercised to purchase one one-hundredth share of Series A Junior Participating Preferred Stock at a purchase price of $28.50, subject to adjustment. The Rights may only be exercised 10 days after public announcement that a third party has acquired or obtained the right to acquire 20% or more of the Company's common stock or has commenced a tender offer to acquire more than 30% of the Company's common stock. On November 15, 1995, the Company amended its Rights Agreement to provide for exercise of the Rights 10 days after public announcement that a third party has acquired or obtained the right to acquire 15% or more of the Company's common stock or has commenced a tender offer to acquire more than 15% of the Company's common stock. The Rights, which do not have voting rights, expire on July 5, 1998 and may be redeemed by the Company at a price of $.01 per Right at any time prior to their becoming exercisable.

Once the Rights become exercisable should the Company be the surviving company after certain transactions, each holder of a Right will thereafter have the right, upon exercise, to receive common stock of the Company having a value of two times the exercise price of the Right. However, Rights acquired by a person or group acquiring 15%, as amended, or more of the Company's common stock prior to such transaction will be null and void. Similarly, once the Rights become exercisable, should the Company not be the surviving company after certain transactions, each holder of a Right will thereafter have the right, upon exercise, to receive common stock of the acquiring Company having a value equal to two times the exercise price of the Right.

NOTE 8 - EMPLOYEE BENEFIT PLANS

The Company has established a Defined Contribution Plan ("the Plan") written in conformity with Section 401(k) of the Internal Revenue Code covering all employees subject to certain eligibility requirements. Under the Plan the Company contributes to a trust based upon a specified percentage of employees voluntary salary redirection elections. The amounts charged against income for the years ended September 30, 1995, 1994 and 1993 were $65,000, $60,000, and $30,000, respectively.


NOTE 9 - RELATED PARTY TRANSACTIONS

By approval of the Company's Board of Directors in December 1994, in a transaction effective January 1, 1995, the Company sold the operations of Flo Control, headquartered in Burbank, California. The purchaser of these operations was Mr. Russell J. Sarno, President of Flo Control and a board member of the Company. Mr. Sarno purchased virtually all of the assets of Flo Control for $3,100,000 in cash and assumed $800,000 of Flo Control's liabilities. As a condition of the sale, Mr. Sarno agreed to purchase Flo Control's 95% ownership interest in the Florida Realty Joint Venture for $150,000 in cash and assume the related non-recourse mortgage approximating $2.3 million.

NOTE 10 - BUSINESS SEGMENTS

The Company's operations are conducted primarily in the United States by two principal business segments. Electronic Products involves the manufacture of electronic filter surge suppressors and power distribution systems. Hospitality Group involves the operation of food and beverage establishments and commercial real estate. See Note 2 for information regarding the 1995 sale of Flo Control representing the Plastic Products segment and the 1994 sale of two cable assembly plants and the shutdown of one cable assembly plant included in the Electronic Products segment. The following table, adjusted to reflect the discontinuance of the Company's Plastic Products segment, sets forth certain information regarding the Company's operations in its two segments (in thousands):

                                                                                        Non Operating
                                                                                           Gains,
                                                                                         Unallocated
                                                      Electronic       Hospitality        Corporate
                                           Year        Products           Group            Expense            Total
                                           ----       ----------       -----------       ---------         -------------
Net Sales (b)......................        1995        $ 12,056        $   6,623          $   331          $   19,010
                                           1994          25,056            4,979              346              30,381
                                           1993          35,548                -              303              35,851

Depreciation and amortization......        1995             293              550              118                 961
                                           1994             618              443              141               1,202
                                           1993           1,214                -              129               1,343

Operating profit (loss)............        1995           2,414              244           (1,385)              1,273
                                           1994           2,179             (227)             283(c)            2,235
                                           1993           2,133                -           (1,610)                523

Capital expenditures...............        1995             274            1,873              679               2,826
                                           1994             433               30               82                 545
                                           1993             471                -               94                 565

Identifiable assets (a)............        1995           6,731            6,362            4,131              17,224
1994                                       1994           7,707            4,949            2,528              15,184
                                           1993          15,351                -            5,627              20,978

(a) Identifiable assets for 1994 and 1993 excludes $9,886,000 and $10,190,000, respectively,relating to Flo Control, representing the Plastic Products segment, that was sold during 1995.
(b) The Electronic Products segment had one customer that accounted for 16.3% of consolidated net sales in 1993.
(c) In 1994, operating loss was reduced by $1,050,000 representing gain on sale of assets and $217,000 representing settlement of litigation.

Operating profit (loss), before income taxes, for each segment is the difference between operating revenues and operating costs and expenses attributable to the segment, and does not include nonoperating revenues and gains, general corporate expenses (unallocated general and administrative), interest expense or income taxes. Intersegment transactions have been eliminated in the preceding table. The difference between net sales for all segments and net revenue reported in the statements of operations is comprised of miscellaneous income recorded during the years.

Corporate operating loss (income) includes the following:

                                                    1995              1994              1993
                                                   ------           --------           ------
                                                                  (In thousands)
     Interest expense......................        $  124           $   316            $  460
     Other unallocated corporate expenses..         1,261               451             1,150
     Gain on sale of assets................             -            (1,050)                -
                                                   ------           -------            ------
                                                   $1,385           $  (283)           $1,610
                                                   ======           =======            ======

General Corporate assets are principally fixed assets.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company has various leases for real property and equipment. In addition to rental payments, certain leases provide that the Company pay taxes, insurance and other operating expenses applicable to the leased property. Rental expense under operating leases for the years ended September 30, 1995, 1994 and 1993 was $645,000, $1,197,000, and $1,214,000, respectively.

At September 30, 1995, future minimum payments for non-cancellable operating leases for facilities and equipment with terms in excess of one year were as follows (in thousands):

             1996.......................................    $  660
             1997.......................................       529
             1998.......................................       356
             1999.......................................       347
             2000 and beyond............................     1,303
                                                            ------
                                                            $3,195
                                                            ======

Payments under operating leases for facilities are expected to be $641,000 during 1996.

During March 1992, the United States Environmental Protection Agency (EPA), issued a Record of Decision (ROD) with respect to the Company's Superfund Site in Vestal, New York. An Administrative Order for Remedial Design and Remedial Action was issued on October 1, 1992. The ROD required the Company to construct a water treatment facility at the site and to pump contaminated ground water from bedrock and overburden extraction wells for 15 to 30 years until remediation goals were met. In December 1992, the Company's environmental consultants prepared and submitted a Remedial Design Work Plan (RDWP) to the EPA. The EPA issued comments on the RDWP on October 1, 1993, and a revised RDWP was submitted to EPA on October 21, 1993. During February 1994, the Company received comments from the EPA with respect to the revised RDWP and the Company's environmental consultants submitted a response. The EPA approved the revised RDWP in October 1994. On November 14, 1994, engineering design and related fieldwork was begun in order to meet the specifications of the revised RDWP.

During fiscal 1995, $430,000 was incurred for work related to the engineering design. These costs were capitalized when incurred because the remedy would prevent further environmental contamination with respect to the contaminated ground water being pumped from the extraction wells and improve the property compared with its condition when acquired by the Company. Due to concerns about the correctness of the remedy provided for in the ROD, additional field work was performed and in June 1995, an RDWP Addendum was prepared and submitted to the EPA. The Company received comments from the EPA regarding this Addendum, and the Company's environmental consultants submitted a response shortly thereafter.

On August 24, 1995, the Company and its legal and environmental consultants met with officials of the EPA and agreed on additional fieldwork deemed necessary by the EPA to support the Company's position regarding the RDWP Addendum. At this meeting, officials of the EPA agreed the remedy needed to be modified and that certain requirements under the existing ROD needed to be eliminated or reduced in scope. Since this meeting, additional fieldwork provided for in the RDWP Addendum has been conducted at the site and resulted in the formulation of a revised remedy. On December 19, 1995, the Company, and its legal and environmental consultants presented to the EPA the RDWP Addendum and the recommended changes to the ROD in the form of a revised remedy. The revised remedy was favorably received by the EPA and will be reviewed. The revised remedy eliminates certain requirements of the existing ROD and significantly reduces the time period for remediation. Initial estimates of the revised remedy indicate capital costs of approximately $800,000 to $900,000, and ongoing maintenance costs of approximately $200,000 to $250,000 in the aggregate. The capital costs would be incurred over a one to two year period after the ROD is amended with the ongoing maintenance costs being incurred over a five year period after capital cost completion. There is no guaranty that the EPA will agree totally with the proposed revised remedy. It is anticipated that the RDWP Addendum can be finalized by February 1996, and a revised ROD issued during the Company's third quarter and design of the capital portion of the revised remedy begun thereafter.

The Company is a party to various legal actions which are in the aggregate immaterial, and due to the nature of the Company's business, it could be a party in other legal or administrative proceedings arising in the ordinary course of business. While occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on the Company's financial position.


NOTE 12 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

SUPPLEMENTAL SCHEDULE OF CASH PAYMENTS:
                                                         Years Ended September 30,
                                                    --------------------------------------
                                                      1995           1994           1993
                                                    -------        --------      ---------
    Cash paid for:
         Interest..........................          $ 249          $ 902          $1,076
         Income taxes......................             58             20            (253)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the year ended September 30, 1993, the market value of stock issued in lieu of cash pursuant to a non-competition agreement with the former owner of Current Technology was $50,000.

During the year ended September 30, 1994, the Company acquired the operating assets and certain liabilities of the New Orleans operations of ECA effective January 1, 1994. In connection with the acquisition, liabilities were assumed as follows (In thousands):

          Estimated fair value of assets acquired (including
          purchased goodwill)                                       $4,192
          Less:
          Note receivable and equity interest exchanged             (2,641)
          Cash paid                                                   (159)
          Market value of stock issued                                (824)
                                                                    ------

          Liabilities assumed                                       $  568
                                                                    ======

During the year ended September 30, 1994, the Company acquired all of the outstanding capital stock of AFC effective January 1, 1994. In connection with the acquisition, liabilities were assumed as follows (In thousands):

          Estimated fair value of assets acquired (including
           purchased goodwill)                                      $  832
          Less:
           Note receivable and advances exchanged                     (720)
                                                                     -----

          Liabilities assumed                                        $ 112
                                                                     =====

Effective January 1, 1995, the Company disposed of the Florida Realty Joint Venture in conjunction with the sale of Flo Control (see Note 2) and the purchaser assumed the related $2.3 million mortgage.

During the year ended September 30, 1995, the Company issued 407,356 shares of common stock to key employees and certain officers and directors as payment for services and bonuses. The Company recognized $571,000 as compensation related to the issuance of the shares which amount represented fair market value at date of issuance.

                                                                     SCHEDULE IX
                                                                     -----------

                                        BUFFTON CORPORATION
                                        -------------------

                                  VALUATION AND QUALIFYING ACCOUNTS

                                      Balance        Charged to     Charged to                     Balance
                                   at beginning      costs and        ther                         at end
Description                          of period       expenses       accounts        Deductions    of period
------------------------------      -----------     ----------     -----------      ----------    ---------
                                                        (In thousands)
Reserve for estimated losses
on accounts receivable - trade:

September 30, 1995                    $   150        $    84      $  (159) /(a)/    $      -      $    75

September 30, 1994 /(a)/                  153            240            -               (243)         150

September 30, 1993 /(a)/                  141            151            -               (139)         153


(a)  Includes amounts associated with Flo Control (see Note 2).

                              BUFFTON CORPORATION
                              -------------------


                                 1995 FORM 10-K

                                 EXHIBIT INDEX


  EXHIBITS                                                                          Page
  --------                                                                          ----
       3.1    Certificate of Incorporation (Exhibit 3.1 to Form S-1 Registration
              Statement No. 2-71057 and incorporated herein by reference).

       3.2 By-laws (Exhibit 3.2 to Form S-1 Registration Statement No. 2-71057 and incorporated herein by reference).

       3.3    Certificate of Amendment to the Certificate of Incorporation
              Creating Classified Board of Directors, eliminating a Stockholder's right to call a special meeting, and adopting a fair price supermajority provision dated February 21, 1989 (Exhibit 4.4 to
              Form 10-Q for the quarter ended March 31, 1989 and incorporated herein by reference).

       3.4    Restated by-laws of Buffton Corporation dated February 21, 1989
              (Exhibit 4.5 to Form 10-Q for the quarter ended March 31, 1989 and incorporated herein by reference).

       4 Rights Agreement (Exhibit 1 to Form 8-K dated June 23, 1988 and incorporated herein by reference).

      10      Agreement for Sale of Assets from Flo Control, Inc. dated as of
              January 20, 1995, by and among Buffton Corporation, a Delaware corporation, Flo Control, Inc., a Delaware corporation ("Seller") and F.C. Acquisition, Inc., a California corporation ("Buyer") incorporated herein by reference to Form 8-K dated January 20, 1995.

      10.1    Agreement for sale of Florida Realty Joint Venture interests from
              Flo Control, Inc., dated January 20, 1995 by and among Buffton
              Corporation, a Delaware corporation, Flo Control, Inc. a Delaware corporation, ("Seller") and F.L.C. Property Acquisition, Inc., a
              California corporation ("Buyer") incorporated herein by reference to Form 8-K dated January 20, 1995.

      10.2    Agreement for Sale of Secondary Containment Assets from Flo
              Control, Inc., dated January 20, 1995, by and among Buffton
              Corporation, a Delaware corporation, Flo Control, Inc., a Delaware corporation ("Seller") and Patrick Hopkins and Flo-Safe Systems,
              Inc. a Wisconsin corporation ("Buyer") incorporated herein by reference to Form 8-K dated January 20, 1995.


      10.3    Second Amendment to Accounts Financing Agreement dated January 20,
              1995 by and among Congress Financial Corporation, Current
              Technology, Inc., Electro-Mech, Inc., and Flo Control, Inc.
              incorporated herein by reference to Form 8-K dated January 20, 1995.

      10.4 Second Amended and Restated Revolving Credit Note incorporated herein by reference to Form 8-K dated January 20, 1995.

      10.5 Rights Amendment Agreement dated November 15, 1995 incorporated herein by reference to Form 8-K dated November 15, 1995.

      21      Subsidiaries of the Company

      23      Consent of Independent Accountants

      27      Financial Data Schedule