Form 10-Q
period 1995-12-31
BUFFTON CORP
filed 1996-02-13
CIK 351220

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

     For the quarterly period ended December 31, 1995 or

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

     For the transition period from                   to
                                    -----------------    --------------------
     Commission file number 1-9822


                              BUFFTON CORPORATION
            ------------------------------------------------------
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

                                (817) 332-4761
             -----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

   --------------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Number of shares outstanding at:
          Class                                         February 7, 1996
----------------------------                    --------------------------------
Common stock, $.05 par value                                6,706,878

                              BUFFTON CORPORATION

                                     Index
                                     -----

                                                                         Page
                                                                         ----

Part I - Financial Information..........................................   3

Item 1 - Financial Statements...........................................   3

Consolidated Condensed Balance Sheets (Unaudited) December 31, 1995
  and September 30, 1995................................................   3

Consolidated Condensed Statements of Operations (Unaudited)
  Three Months Ended December 31, 1995 and 1994.........................   4

Consolidated Condensed Statements of Cash Flow (Unaudited)
  Three Months Ended December 31, 1995 and 1994.........................   5

Supplemental Disclosures of Cash Flow Information (Unaudited)...........   6

Notes to Consolidated Condensed Financial Statements (Unaudited)........   7

Item 2 - Management's Discussion and Analysis of Financial Condition and
  Results of Operations.................................................  11

Part II - Other Information.............................................  14

Signatures..............................................................  15

                        PART I  - FINANCIAL INFORMATION

 Item 1. - Financial Statements

                              BUFFTON CORPORATION

                     Consolidated Condensed Balance Sheets
                     -------------------------------------

                                                    December 31,  September 30,
                                                       1995           1995
                                                   -------------  -------------
                                                    (Unaudited)
                                                          (In thousands)
      Assets
      ------
Current assets:
 Cash and cash equivalents.........................   $    49         $     7
 Accounts receivable, net of allowance for
    doubtful accounts of $86,000 and $75,000,
    respectively...................................     3,092           2,893
 Inventories.......................................     2,043           2,031
 Prepaid and other current assets..................       387             498
                                                      -------         -------
    Total current assets...........................     5,571           5,429

Property, plant and equipment, at cost:
 Land, building and improvements...................     7,997           7,529
 Less:  Accumulated depreciation and amortization..     2,197           2,062
                                                      -------         -------
   Net property, plant and equipment...............     5,800           5,467

Patents, net of accumulated amortization of
   $1,407,000 and $1,358,000, respectively.........     1,568           1,617
Goodwill, net of amortization of $758,000 and
   $666,000, respectively..........................     3,426           3,503
Deferred income taxes..............................       590             590
Long-term note receivable..........................       350             350
Other assets, net..................................       372             268
                                                      -------         -------

                                                      $17,677         $17,224
                                                      =======         =======

     Liabilities and Stockholders' Equity
     ------------------------------------

Current liabilities:
 Accounts payable..................................   $ 1,013         $ 1,001
 Accrued liabilities...............................     1,448           1,368
 Income taxes......................................       280             236
                                                      -------         -------
  Total current liabilities........................     2,741           2,605

Stockholders' equity:
 Preferred stock $.01 par value; 5,000,000 shares
    authorized; no shares issued and outstanding...         -               -
 Common stock $.05 par value; 30,000,000 shares
    authorized; outstanding shares 5,685,378.......       284             284
 Additional paid-in capital........................    12,571          12,571
 Retained earnings.................................     2,081           1,764
                                                      -------         -------

  Total stockholders' equity.......................    14,936          14,619
                                                      -------         -------

                                                      $17,677         $17,224
                                                      =======         =======

See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                              BUFFTON CORPORATION

          Consolidated Condensed Statements of Operations (Unaudited)
          ----------------------------------------------------------

                                                         Three Months
                                                      Ended December 31,
                                                     --------------------
                                                      1995          1994
                                                     ------        ------
                                                     (In thousands, except
                                                      per share amounts)
Net revenues........................................  $5,336       $4,117
                                                      ------       ------
Costs and expenses:
  Cost of goods sold (exclusive of depreciation)....   1,889        1,276
  Selling, general and administrative...............   2,693        2,438
  Depreciation and amortization.....................     277          251
  Interest..........................................      35           37
                                                      ------      -------

   Total costs and expenses.........................   4,894        4,002
                                                      ------      -------

 Income from continuing operations before
  income taxes......................................     442          115
 Income tax provision...............................     125           43
                                                      ------      -------
 Income from continuing operations..................     317           72

 Discontinued operation:
  Loss from operations, net of income tax benefit
   of $107,000......................................       -         (199)
  Loss on disposal, net of income tax benefit
   of $165,000......................................       -       (2,903)
                                                      ------      -------

  Loss from discontinued operation..................       -       (3,102)
                                                      ------      -------

 Net income (loss)..................................  $  317      $(3,030)
                                                      ======      =======

 Income (loss) per average common share:
  Continuing operations.............................  $  .06      $   .01
  Discontinued operation............................       -         (.59)
                                                      ------      -------
  Net income (loss).................................  $  .06      $  (.58)
                                                      ======      =======

 Weighted average common shares outstanding.........   5,685        5,278
                                                      ======      =======

  The accompanying notes are an integral part of these financial statements.

                              BUFFTON CORPORATION

           Consolidated Condensed Statements of Cash Flow (Unaudited)
           ----------------------------------------------------------

                                                          Three Months
                                                        Ended December 31,
                                                       --------------------
                                                         1995       1994
                                                       --------   --------
                                                         (In thousands)
Net cash provided by operating activities............  $ 614       $  207
                                                       -----       ------

Cash flows from investing activities:
  Additions to property, plant and equipment.........   (468)        (210)
  Construction in progress, primarily tooling........      -         (204)
  Reductions (increase) in other assets..............   (104)          37
                                                       -----       ------
Net cash used in investing activities................   (572)        (377)
                                                       -----       ------

Cash flows from financing activities:
  Additions to long-term debt........................      -          132
                                                       -----       ------
Net cash provided by financing activities............      -          132
                                                       -----       ------

Net increase (decrease) in cash......................     42          (38)
Cash at beginning of period..........................      7        3,196
                                                       -----       ------

Cash at end of period................................  $  49       $3,158
                                                       =====       ======


See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                              BUFFTON CORPORATION

               Supplemental Disclosures of Cash Flow Information
               -------------------------------------------------

Supplemental schedule of cash payments:

                                                      Three Months
                                                   Ended December 31,
                                                   ------------------
                                                    1995        1994
                                                   ------      ------
                                                     (In thousands)
Cash paid for:
  Interest......................................    $  35       $  37
  Income taxes..................................        5           -


                              BUFFTON CORPORATION

       Notes to Consolidated Condensed Financial Statements (Unaudited)
       ----------------------------------------------------------------

Note A
------

        In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Buffton Corporation (the Company), as of December 31, 1995, and the results of its operations and its cash flows for the three month periods ended December 31, 1995 and 1994.

        The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1995 Buffton Corporation Annual Report on Form 10-K.

Note B
------

        The results of operations for the three month period ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year.

Note C
------

        Net income (loss) per share has been computed on the basis of the weighted average number of common shares outstanding.

Note D
------

        Inventories are as follows:

                                          December 31,    September 30,
                                              1995            1995
                                          ------------    -------------
                                                  (In thousands)
        Raw materials                        $1,133           $1,450
        Work in process                         624              323
        Finished goods                          286              258
                                             ------           ------
                                             $2,043           $2,031
                                             ======           ======

Note E
------

     By approval of the Company's Board of Directors in December 1994, in a transaction effective January 1, 1995, the Company sold the operations of Flo Control, Inc. (Flo Control), headquartered in Burbank, California. The purchaser of these operations was Mr. Russell J. Sarno, President of Flo
Control and a board member of the Company. Mr. Sarno purchased virtually all of the assets of Flo Control for $3,100,000 in cash and assumed $800,000 of Flo Control's liabilities. As a condition of the sale, Mr. Sarno agreed to purchase Flo Control's 95% ownership interest in the Florida Realty Joint Venture for $150,000 in cash and assume the related non-recourse mortgage approximating $2.3 million. In connection with these transactions, Flo Control's secondary containment product line was sold to Mr. Pat Hopkins, an unrelated third party, for a $500,000 note. The note bears interest at 8% per annum. Payments are due semiannually beginning June 30, 1995 and continuing through December 31, 1999 in the amount of $50,000 plus earned interest. The note is secured by the assets sold and the personal guaranty of an unrelated third party individual. As a result of the above transactions, the Company recognized a loss on disposal of $2,903,000, net of income tax benefit, during the three months ended December 31, 1994. The sale of Flo Control was accounted for as a discontinued operation. The cash proceeds from the sale were used to reduce the company's outstanding debt with its lender. Flo Control's revenues for the three months ended December 31, 1994 were $2,435,000.

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

     During fiscal 1995, $430,000 was incurred for work related to the engineering design. These costs are were capitalized when incurred because the remedy would prevent further environmental contamination with respect to the contaminated ground water being pumped from the extraction wells and improve the property compared with its condition when acquired by the Company. Based on this work performed for the treatment plant, Due to concerns about the correctness of the remedy provided for in the ROD, additional fieldwork was performed and in June 1995, an RDWP Addendum was prepared and submitted to the EPA. The Company received comments from the EPA regarding this Addendum, and the Company's environmental consultants submitted a response shortly thereafter.

     On August 24, 1995, the Company and its legal and environmental consultants met with officials of the EPA and agreed on the additional testing fieldwork deemed necessary by the EPA to support the Company's position regarding the RDWP Addendum. At this meeting, officials of the EPA agreed the remedy needed to be modified and that certain requirements under the existing ROD needed to be eliminated or reduced in scope. Since this meeting, additional fieldwork provided for in the RDWP Addendum has been conducted at the site and resulted in the formulation of a revised remedy.
On December 19, 1995, the Company, and its legal and environmental consultants presented to the EPA the RDWP Addendum and the recommended changes to the ROD in the form of a revised remedy. The revised remedy was favorably received by the EPA and will be reviewed. The revised remedy eliminates certain requirements of the existing ROD and significantly reduces the time period for remediation. Initial estimates of the revised remedy indicate capital costs of approximately $800,000 to $900,000, and ongoing maintenance costs of approximately $200,000 to $250,000 in the aggregate.
The capital costs would be incurred over a one to two year period after the ROD is amended with the ongoing maintenance costs being incurred over a five year period after capital cost completion. There is no guaranty that the EPA
will agree totally with the proposed revised remedy.   It is anticipated that
a revised ROD can be issued during the Company's third quarter and design of the capital portion of the revised remedy begun thereafter.

Note G
------

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

Note H
------

     The financing agreement with the Company's lender provides for a thirteen month commitment which commenced February 1, 1995. The total commitment consists of a $2,000,000 revolving line of credit, all of which was available for borrowing at December 31, 1995. The loan provides for interest to be paid monthly at a floating rate of 2-1/2% over the established prime rate. The Company anticipates extending its financing agreement with its lender.

Note I
------

     Subsequent to December 31, 1995, the Company entered into an agreement to purchase the assets of Cabo Tacobar One, Ltd., a Mexican restaurant concept with Central and South American influences located in Houston, Texas, for $589,000 in cash and 375,000 shares of the Company's common stock. Additionally, the Company entered into an agreement to purchase the assets and assume certain liabilities of the Stockyards Hotel, located in Fort Worth, Texas, for $500,000 in cash, 450,000 shares of the Company's common stock and the refinancing of a $1,600,000 bank term loan. Under this agreement, the Company has guaranteed, for a limited period of time, a sales price of $2.05 per share for any of the Company's stock that may be sold. These acquisitions will be accounted for under purchase accounting and will be included in the Company's results of operations beginning on the acquisitions' effective date of January 1, 1996. Excess of purchase price over fair value of net tangible assets acquired will approximate $1,000,000 and will be recorded as Goodwill during the quarter ending March 31, 1996.

     Unaudited pro forma results from continuing operations, as if the acquisitions had occurred at the beginning of each respective period, are as follows:

                                                       Three Months
                                                    Ended December 31,
                                              ----------------------------
                                                 1995              1994
                                              ----------        ----------
                                               (In thousands, except per
                                                     share amounts)

     Revenues...............................    $6,134            $4,569
     Net income from continuing operations..       360               119
     Income per average common share........       .06               .02

                              BUFFTON CORPORATION

PART I - FINANCIAL INFORMATION
------------------------------

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL INFORMATION

     At December 31, 1995, the Company consists of operations in two principal segments, electronic products and hospitality group. During the year ended September 30, 1995 and the three months ended December 31, 1995, the Company entered into the following disposition transaction.

     By approval of the Company's Board of Directors in December 1994, in a transaction effective January 1, 1995, the Company sold the operation of Flo Control, headquartered in Burbank, California. See Note E of Notes to Consolidated Condensed Financial Statements for details of the sale.

RESULTS OF OPERATIONS

     Consolidated net revenues in 1995 increased 30% compared to 1994. Electronic products revenues increased 53% in 1995 versus 1994 due to shipments made to new customers for its power siftor line and shipments made under the terms of a $3,500,000 purchase contract obtained in late fiscal 1995 for its DBCS line. Shipment terms under this contract continue through October 1996. Hospitality Division revenues in 1995 decreased 4% from the 1994 period. This decrease is due to lower sales at the Bourbon Street Hospitality locations caused by lower customer counts and rennovations at both locations.

     Consolidated total costs and expenses during 1995 increased 22% compared to 1994. Consolidated costs of sales increased 48% during 1995 versus 1994. As a percent of related revenues, these costs were 35% in 1995 versus 31% in 1994. Electronic products cost of sales increased 81% in 1995 compared to 1994. These costs as a percent of revenue were 40% in 1995 compared to 34% in 1994. The increase in absolute dollars was due to increased sales and the increase in costs as a percent of revenue is due to a greater percentage of sales of the DBCS line in 1995, which have a lower gross margin than the power siftor line. Cost of sales related to the Hospitality Division in 1995 decreased 11% compared to 1994. This decrease is due to increased operating efficiencies and to lower sales volume.

     Consolidated selling, general and administrative expenses increased 10% during 1995 versus 1994. The absolute dollar increase in these expenses is due to increased sales levels and higher professional and legal expenses incurred during 1995. As a percent of revenue, these expenses were 50% during 1995 versus 59% in 1994. Electronic products selling, general and administrative expenses increased 7% in 1995 compared to 1994. The increase in selling, general and administrative expense associated with the electronic products segment is due to an increase in commissions and certain other costs directly correlated to an increase in revenues. The expenses associated with the Hospitality Division in 1995 increased 7% compared to 1994 due to increased expense incurred as a result of a purchase of a commercial office building in August 1995.

     During the three months ended December 31, 1995, the Company reported income from continuing operations before income taxes of $442,000 versus
$115,000 in 1994.   This increase is due to the Company's electronic products
operation reporting higher profit in 1995 compared to 1994. This increase was due to higher sales levels.

RESULTS OF OPERATIONS

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

     During fiscal 1995, $430,000 was incurred for work related to the engineering design. These costs are were capitalized when incurred because the remedy would prevent further environmental contamination with respect to the contaminated ground water being pumped from the extraction wells and improve the property compared with its condition when acquired by
the Company. Based on this work performed for the treatment plant,   Due to
concerns about the correctness of the remedy provided for in the ROD, additional fieldwork was performed and in June 1995, an RDWP Addendum was prepared and submitted to the EPA. The Company received comments from the EPA regarding this Addendum, and the Company's environmental consultants submitted a response shortly thereafter.

     On August 24, 1995, the Company and its legal and environmental consultants met with officials of the EPA and agreed on the additional testing fieldwork deemed necessary by the EPA to support the Company's position regarding the RDWP Addendum. At this meeting, officials of the EPA agreed the remedy needed to be modified and that certain requirements under the existing ROD needed to be eliminated or reduced in scope. Since this meeting, additional fieldwork provided for in the RDWP Addendum has been conducted at the site and resulted in the formulation of a revised remedy.
On December 19, 1995, the Company, and its legal and environmental consultants presented to the EPA the RDWP Addendum and the recommended changes to the ROD in the form of a revised remedy. The revised remedy was favorably received by the EPA and will be reviewed. The revised remedy eliminates certain requirements of the existing ROD and significantly reduces the time period for remediation. Initial estimates of the revised remedy indicate capital costs of approximately $800,000 to $900,000, and ongoing maintenance costs of approximately $200,000 to $250,000 in the aggregate.
The capital costs would be incurred over a one to two year period after the ROD is amended with the ongoing maintenance costs being incurred over a five year period after capital cost completion. There is no guaranty that the EPA
will agree totally with the proposed revised remedy.   It is anticipated that
a revised ROD can be issued during the Company's third quarter and design of the capital portion of the revised remedy begun thereafter.

     Subsequent to December 31, 1995, the Company entered into an agreement to purchase the assets of Cabo Tacobar One, Ltd., a Mexican restaurant concept with Central and South American influences located in Houston, Texas, for $589,000 in cash and 375,000 shares of the Company's common stock. Additionally, the Company entered into an agreement to purchase the assets and assume certain liabilities of the Stockyards Hotel, located in Fort Worth, Texas, for $500,000 in cash, 450,000 shares of the Company's common stock and the refinancing of a $1,600,000 bank term loan. Under this agreement, the Company has guaranteed, for a limited period of time, a sales price of $2.05 per share for any of this stock that may be sold. These acquisitions will be accounted for under purchase accounting and will be included in the Company's Results of Operations beginning on the acquisitions' effective date of January 1, 1996. Excess of purchase price over fair value of net tangible assets acquired will approximate $1,000,000 and will be recorded as Goodwill during the quarter ending March 31, 1996.

                              BUFFTON CORPORATION

     PART II - OTHER INFORMATION
     ---------------------------

     Item 1. -  Legal Proceedings

                None


     Item 6. -  Exhibits and Reports on Form 8-K

                (a)  Exhibits

                     Asset Purchase Agreement dated January 19, 1996 incorporated herein by reference to Form 8-K dated January 19, 1996.

                (b)  Reports on Form 8-K

                     Report dated November 15, 1995 reporting changes to the Company's Rights Agreement.

                              BUFFTON CORPORATION

                                   SIGNATURES
                                   ----------


Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BUFFTON CORPORATION
                                    (Registrant)



                                    By:  /s/ Robert H. McLean
                                         ------------------------
                                         Chairman of the Board
                                         and President
February 12, 1996
-----------------



                                    By:  /s/ Robert Korman
                                         -------------------------
                                         Vice President and
                                         Chief Financial Officer

February 12, 1996
-----------------