Form 10-Q
period 1996-03-31
BUFFTON CORP
filed 1996-05-14
CIK 351220

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
- - ---  Act of 1934

     For the quarterly period ended March 31, 1996 or

     Transition report pursuant to Section 13 or 15(d) of the Securities
- - ---  Exchange Act of 1934

     For the transition period from ________ to _____________

     Commission file number 1-9822


                              BUFFTON CORPORATION
                 ---------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

          Delaware                                       75-1732794
- - -------------------------------                ---------------------------------
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

             ----------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                        -----------------------------
                        If Changed Since Last Report)

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
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Number of shares outstanding at:
           Class                                         March 31, 1996
- - ----------------------------                    --------------------------------
Common stock, $.05 par value                                6,726,878

                              BUFFTON CORPORATION

                                     Index
                                     -----





                                                                            Page
                                                                            ----

Part I - Financial Information............................................     3

Item 1 - Financial Statements.............................................     3

Consolidated Condensed Balance Sheets (Unaudited) March 31, 1996
  and September 30, 1995..................................................     3

Consolidated Condensed Statements of Operations (Unaudited)
  Three Months Ended March 31, 1996 and 1995..............................     4

Consolidated Condensed Statements of Operations (Unaudited)
  Six Months Ended March 31, 1996 and 1995................................     5

Consolidated Condensed Statements of Cash Flow (Unaudited)
  Six Months Ended March 31, 1996 and 1995................................     6

Supplemental Disclosures of Cash Flow Information (Unaudited).............     6

Notes to Consolidated Condensed Financial Statements (Unaudited)..........     7

Item 2 - Management's Discussion and Analysis of Financial Condition and
  Results of Operations...................................................    11

Part II - Other Information...............................................    15

Signatures................................................................    16


 PART I  - FINANCIAL INFORMATION

 Item 1. - Financial Statements
                              BUFFTON CORPORATION

                     Consolidated Condensed Balance Sheets
                     -------------------------------------

                                                                March 31,   September 30,
                                                                  1996           1995
                                                               -----------  --------------
                                                               (Unaudited)
                                                                     (In thousands)
      Assets
      ------
Current assets:
 Cash and cash equivalents...................................     $    93         $     7
 Accounts receivable, net of allowance for
    doubtful accounts of $82,000 and $75,000,
    respectively.............................................       2,496           2,893
 Inventories.................................................       1,961           2,031
 Prepaid and other current assets............................         588             498
                                                                  -------         -------
    Total current assets.....................................       5,138           5,429
                                                                  -------         -------

Property, plant and equipment, at cost:
 Land, building and improvements.............................      11,559           7,529
 Less:  Accumulated depreciation and amortization............      (2,358)         (2,062)
                                                                  -------         -------
   Net property, plant and equipment.........................       9,201           5,467
                                                                  -------         -------

Patents, net of accumulated amortization of
   $1,458,000 and $1,358,000, respectively...................       1,517           1,617
Goodwill, net of amortization of $871,000 and
   $666,000, respectively....................................       4,469           3,503
Deferred income taxes........................................         590             590
Long-term note receivable....................................         300             350
Other assets, net............................................         754             268
                                                                  -------         -------

                                                                  $21,969         $17,224
                                                                  =======         =======

     Liabilities and Stockholders' Equity
     ------------------------------------

Current liabilities:
 Current portion of long-term debt...........................     $   188         $     -
 Accounts payable............................................         807           1,001
 Accrued liabilities.........................................         966           1,368
 Income taxes................................................         356             236
                                                                  -------         -------
  Total current liabilities..................................       2,317           2,605
                                                                  -------         -------

Long - term debt.............................................       2,586               -
                                                                  -------         -------

Stockholders' equity:
 Preferred stock $.01 par value; 5,000,000 shares
    authorized; no shares issued and outstanding.............           -               -
 Common stock $.05 par value; 30,000,000 shares authorized;
   6,726,878 and 5,685,378 shares outstanding, respectively..         336             284
 Additional paid-in capital..................................      14,440          12,571
 Retained earnings...........................................       2,290           1,764
                                                                  -------         -------

  Total stockholders' equity.................................      17,066          14,619
                                                                  -------         -------

                                                                  $21,969         $17,224
                                                                  =======         =======

 See accompanying notes to unaudited Consolidated Condensed Financial
 Statements.

                              BUFFTON CORPORATION

          Consolidated Condensed Statements of Operations (Unaudited)
          -----------------------------------------------------------


                                                     Three Months
                                                    Ended March 31,
                                                  -------------------
                                                   1996         1995
                                                   ----         ----
                                               (In thousands, except per
                                                     share amounts)

Net revenues                                       $5,972      $5,053
                                                   ------      ------
Costs and expenses:
 Cost of goods sold (exclusive of depreciation)..   2,018       1,530
 Selling, general and administrative.............   3,227       2,822
 Depreciation and amortization...................     378         231
 Interest........................................      60          35
                                                   ------      ------

  Total costs and expenses.......................   5,683       4,618
                                                   ------      ------


Income before income taxes.......................     289         435
Income tax provision.............................      80         122
                                                   ------      ------

Net income.......................................  $  209      $  313
                                                   ======      ======

Net income per average common share:
 Discontinued operation..........................  $  .03      $  .06
                                                   ======      ======

Weighted average common shares outstanding          6,675       5,430
                                                   ======      ======



See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                              BUFFTON CORPORATION

          Consolidated Condensed Statements of Operations (Unaudited)
          -----------------------------------------------------------



                                                      Six Months
                                                    Ended March 31,
                                                  -------------------
                                                   1996         1995
                                                   ----         ----
                                               (In thousands, except per
                                                     share amounts)

Net revenues                                        $11,308    $ 9,168
                                                    -------    -------

Costs and expenses:
 Cost of goods sold (exclusive of depreciation)...    3,907      2,804
 Selling, general and administrative..............    5,920      5,260
 Depreciation and amortization....................      655        482
 Interest.........................................       95         72
                                                    -------    -------

  Total costs and expenses........................   10,577      8,618
                                                    -------    -------

Income from continuing operations before
 income taxes.....................................      731        550
Income tax provision..............................      205        165
                                                    -------    -------
Income from continuing operations.................      526        385

Discontinued operation:
 Loss from operations, net of income tax benefit
  of $107,000.....................................        -       (199)
 Loss on disposal, net of income tax benefit
  of $165,000.....................................        -     (2,903)
                                                    -------    -------

 Loss from discontinued operation.................        -     (3,102)
                                                    -------    -------

Net income (loss).................................  $   526    $(2,717)
                                                    =======    =======

Income (loss) per average common share:
 Continuing operations............................  $   .09    $   .07
 Discontinued operation...........................        -       (.58)
                                                    -------    -------
 Net income (loss)................................  $   .09    $  (.51)
                                                    =======    =======

Weighted average common shares outstanding            6,178      5,354
                                                    =======    =======

See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                              BUFFTON CORPORATION

           Consolidated Condensed Statements of Cash Flow (Unaudited)
           ----------------------------------------------------------


                                                     Six Months
                                                   Ended March 31,
                                                ---------------------
                                                  1996         1995
                                                --------     --------
                                                    (In thousands)

Net cash used in operating activities..........  $   621      $  (288)
                                                 -------      -------

Cash flows from investing activities:
  Additions to property, plant and equipment...     (683)        (536)
  Construction in progress, primarily tooling..        -         (204)
  Additions to other assets....................      (19)         (23)
  Proceeds from sale of operating assets.......        -        3,750
  Acquisitions, net of cash acquired...........   (1,007)           -
                                                 -------      -------
Net cash provided by investing activities......   (1,709)       2,987
                                                 -------      -------

Cash flows from financing activities:
  Additions to long-term debt..................    1,200            -
  Repayments of long-term debt.................      (26)      (2,587)
                                                 -------      -------
Net cash used in financing activities..........    1,174       (2,587)
                                                 -------      -------

Net increase in cash...........................       86          112
Cash at beginning of period....................        7        3,196
                                                 -------      -------

Cash at end of period..........................  $    93      $ 3,308
                                                 =======      =======


               Supplemental Disclosures of Cash Flow Information
               -------------------------------------------------

Supplemental cash flow information:

                                                     Six Months
                                                   Ended March 31,
                                                ---------------------
                                                  1996         1995
                                                --------     --------
                                                    (In thousands)

Cash paid for:
  Interest...................................     $   40        $  72
  Income taxes...............................          5           12

Noncash investing and financing activities:
  Fair value of assets acquired..............     $4,660        $   -
  Liabilities assumed........................      1,754            -
  Stock issued...............................      1,804            -
                                                  ------        -----
  Cash paid..................................      1,102            -
  Less:  Cash acquired.......................         95            -
                                                  ------        -----
  Net cash paid for acquisitions.............     $1,007        $   -
                                                  ======        =====


See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                              BUFFTON CORPORATION

       Notes to Consolidated Condensed Financial Statements (Unaudited)
       ----------------------------------------------------------------



   Note A
   ------

           In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Buffton Corporation (the Company), as of March 31, 1996, the results of its operations for the three and six month periods ended March 31, 1996 and 1995 and its cash flows for the six month periods ended March 31, 1996 and 1995.

           The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1995 Buffton Corporation Annual Report on Form 10-K.


   Note B
   ------

           The results of operations for the three and six month periods ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.


   Note C
   ------

           Net income (loss) per share has been computed on the basis of the weighted average number of common shares outstanding.


   Note D
   ------

           Inventories are as follows:

                                                    March 31,     September 30,
                                                      1996            1995
                                                    ---------     -------------
                                                         (In thousands)

           Raw materials                               $1,422            $1,450
           Work in process                                307               323
           Finished goods                                 232               258
                                                       ------            ------
                                                       $1,961            $2,031
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

        During the six months ended March 31, 1996 and the year ended September 30, 1995, $229,000 and $430,000, respectively, were incurred for work related to the engineering design. These costs were capitalized when incurred because the remedy would prevent further environmental contamination with respect to the contaminated ground water being pumped from the extraction wells and improve the property compared with its condition when acquired by the Company. Based on this work performed for the treatment plant, Due to concerns about the correctness of the remedy provided for in the ROD, additional fieldwork was performed and in June 1995, an RDWP Addendum was prepared and submitted to the EPA. The Company received comments from the EPA regarding this Addendum, and the Company's environmental consultants submitted a response shortly thereafter.

        On August 24, 1995, the Company and its legal and environmental consultants met with officials of the EPA and agreed on additional fieldwork deemed necessary by the EPA to support the Company's position regarding the RDWP Addendum. At this meeting, officials of the EPA agreed the remedy needed to be modified and that certain requirements under the existing ROD needed to be eliminated or reduced in scope. Since this meeting, additional fieldwork provided for in the RDWP Addendum has been conducted at the site and resulted in the formulation of a revised remedy. On December 19, 1995, the Company, and its legal and environmental consultants presented to the EPA the RDWP Addendum and the recommended changes to the ROD in the form of a revised remedy. The revised remedy was favorably received by the EPA and will be reviewed. The revised remedy eliminates certain requirements of the existing ROD and significantly reduces the time period for remediation. Initial estimates of the revised remedy indicate capital costs of approximately $800,000 to $900,000, and ongoing maintenance costs of approximately $200,000 to $250,000 in the aggregate. The capital costs would be incurred over a one to two year period after the ROD is amended with the ongoing maintenance costs being incurred over a five year period after capital cost completion. There is no guaranty that the EPA will agree totally with the proposed revised remedy. It is anticipated that a revised ROD can be issued during the Company's fourth quarter and design of the capital portion of the revised remedy begun thereafter.

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


   Note H
   ------

        In January 1996, the Company refinanced a $1,600,000 bank term loan assumed in the acquisition of the Stockyards Hotel and is secured by a deed of trust on the hotel property. The note currently bears interest at the established prime rate; however, this rate can increase, subject to certain financial ratios, to a maximum of 1% above the prime rate. The note is payable in 59 installments of $13,350 plus accrued interest, with the balance due on January 19, 2001.

        In March 1996, the Company entered into an one year financing agreement with a bank to replace its existing line of credit. The total commitment consists of a $2,000,000 revolving line of credit, all of which was available for borrowing at March 31, 1996. The loan provides for interest to be paid monthly at a floating rate equal to the established prime rate.

        In March 1996, the Company borrowed $1,200,000 from an insurance company. The note is secured by a deed of trust on a commercial office building located in Fort Worth, Texas. The note bears interest at 7.75%, payable in 119 monthly installments of $9,852 with a final payment of $830,616.53 due April 1, 2006.

   Note I
   ------

        Effective January 1, 1996, the Company entered into an agreement to purchase the assets of Cabo Tacobar One, Ltd., a Mexican restaurant concept with Central and South American influences located in Houston, Texas, for $589,000 in cash and 375,000 shares of the Company's common stock. Cabo currently has one restaurant operating and another location under lease. Additionally, the Company entered into an agreement to purchase the assets and assume certain liabilities related to the Stockyards Hotel, located in Fort Worth, Texas, for $500,000 in cash, 450,000 shares of the Company's common stock and the refinancing of a $1,600,000 bank term loan. Under this agreement, the Company has guaranteed, for a limited period of time, a sales price of $2.05 per share for any of the Company's stock that may be sold. These acquisitions were accounted for under purchase accounting and are included in the Company's results of operations beginning on the acquisitions' effective date of January 1, 1996. Excess of purchase price over fair value of net tangible assets acquired approximates $1,200,000 and is recorded as Goodwill during the quarter ended March 31, 1996.


        Unaudited pro forma results from continuing operations, as if the acquisitions had occurred at the beginning of each respective period, are as follows:

                                                       Six Months
                                                     Ended March 31,
                                       ----------------------------------------
                                               1996                 1995
                                       --------------------  ------------------
                                       (In thousands, except per share amounts)

Revenues.........................               $12,106             $10,067
Net income from continuing operations..             569                 396
Income per average common share........             .09                 .07


                              BUFFTON CORPORATION

   PART I - FINANCIAL INFORMATION
   ------------------------------

   Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations


   GENERAL INFORMATION

        At March 31, 1996, the Company consists of operations in two principal segments, electronic products and hospitality group. During the year ended September 30, 1995 and the six months ended March 31, 1996, the Company entered into the following acquisition and disposition transactions.

        By approval of the Company's Board of Directors in December 1994, in a transaction effective January 1, 1995, the Company sold the operation of Flo Control, headquartered in Burbank, California. See Note E of Notes to Consolidated Condensed Financial Statements for details of the sale.

        Effective January 1, 1996, the Company entered into agreements to purchase the assets of Cabo Tacobar One, Ltd. (Cabo), located in Houston, Texas and to purchase the assets and assume certain liabilities related to the Stockyards Hotel (SYH), located in Fort Worth, Texas. See Liquidity and Capital Resources in this section and Note I of Notes to Consolidated Condensed Financial Statements for details of the acquisitions.


   RESULTS OF OPERATIONS

        Consolidated net revenues in the 1996 three and six month periods increased 18% and 23%, respectively, compared to 1995. Electronic products revenues for the 1996 three and six month periods increased 8% and 28%, respectively, due to shipments made under the terms of a contract obtained in late fiscal 1995 for its DBCS line. Shipment terms under this contract continue through October 1996. However, revenues for its power siftor line decreased 20% for the 1996 three month period compared to 1995 due to certain customers delaying delivery of previously placed orders. The Company believes these delays are isolated and anticipates its power siftor line revenues will increase during the remainder of the fiscal year. Hospitality Division revenues for the 1996 three and six month periods increased 19% and 37%, respectively, due to the inclusion of the results of operations of Cabo and SYH effective January 1, 1996.

        Consolidated total costs and expenses during the 1996 three and six month periods increased 23% and 23%, respectively, compared to 1995. Consolidated costs of sales increased 32% and 39% during the 1996 three and six month periods versus 1995. As a percent of related revenue, these costs were 34% during the 1996 three month period versus 30% a year earlier. The cost ratio in the 1996 six month period compared to 1995 was not materially different from the three month period. Electronic products cost of sales during the 1996 three and six month periods increased 37% and 57% compared to 1995. These costs as a percent of revenue were

   44% in the 1996 three month period compared to 34% in 1995 and 42% in the 1996 six month period compared to 34% in 1995. The increase in absolute dollars was due to increased sales and the increase in costs as a percent of revenue is due to a greater percentage of sales of the DBCS line in 1996, which have a lower gross margin than the power siftor line. Cost of sales related to the Hospitality Division during the 1996 three and six month periods increased 20% and 5%, respectively. This increase is due to the inclusion of the results of operations of Cabo and SYH effective January 1, 1996.

        Consolidated selling, general and administrative expenses for the 1996 three and six month periods increased 14% and 13%, respectively, compared to 1995. The absolute dollar increase in these expenses is due to increased sales levels incurred during 1996. As a percent of revenue, these expenses were 54% for the 1996 three month period versus 56% in 1995 and were 52% for the 1996 six month period versus 57% in 1995. Electronic products selling, general and administrative expenses for the 1996 three and six month periods approximated the 1995 amounts. The expenses associated with the Hospitality Division for the 1996 three and six month periods increased 51% and 30%, respectively, compared to 1995. This increase is due to the inclusion of the results of operations of Cabo and SYH effective January 1, 1996.

        The increase in interest expense to $60,000 for the 1996 three month period from $35,000 in 1995 and to $95,000 for the 1996 six month period from $72,000 in 1995 is primarily due to the refinancing of a $1,600,000 bank term loan assumed in connection with the acquisition of SYH.

        During the three months ended March 31, 1996, the Company reported income from continuing operations before income taxes of $289,000 versus $435,000 in 1995. This decrease is primarily due to decreased operating income at the electronic products division to $420,000 for the 1996 three month period from $540,000 in 1995. This decrease reflects the decreased power siftor line sales, previously discussed, which generate a higher gross profit than the DCBS line. Thus, while electronic products revenues increased 8%, its operating income decreased. The Company believes the delays in customer orders which lead to this lower operating income are isolated.

        During the six months ended March 31, 1996, the Company reported income from continuing operations before income taxes of $731,000 versus $550,000 in 1995. This increase is due to the Company's electronic products operation reporting higher profit in 1996 compared to 1995. This increase was due to higher sales levels.


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

        During the six months ended March 31, 1996, and the year ended September 30, 1995, $229,000 and $430,000, respectively, were incurred for work related to the engineering design. These costs were capitalized when incurred because the remedy would prevent further environmental contamination with respect to the contaminated ground water being pumped from the extraction wells and improve the property compared with its condition when acquired by the Company. Based on this work performed for the treatment plant, Due to concerns about the correctness of the remedy provided for in the ROD, additional fieldwork was performed and in June 1995, an RDWP Addendum was prepared and submitted to the EPA. The Company received comments from the EPA regarding this Addendum, and the Company's environmental consultants submitted a response shortly thereafter.

        On August 24, 1995, the Company and its legal and environmental consultants met with officials of the EPA and agreed on additional fieldwork deemed necessary by the EPA to support the Company's position regarding the RDWP Addendum. At this meeting, officials of the EPA agreed the remedy needed to be modified and that certain requirements under the existing ROD needed to be eliminated or reduced in scope. Since this meeting, additional fieldwork provided for in the RDWP Addendum has been conducted at the site and resulted in the formulation of a revised remedy. On December 19, 1995, the Company, and its legal and environmental consultants presented to the EPA the RDWP Addendum and the recommended changes to the ROD in the form of a revised remedy. The revised remedy was favorably received by the EPA and will be reviewed. The revised remedy eliminates certain requirements of the existing ROD and significantly reduces the time period for remediation. Initial estimates of the revised remedy indicate capital costs of approximately $800,000 to $900,000, and ongoing maintenance costs of approximately $200,000 to $250,000 in the aggregate. The capital costs would be incurred over a one to two year period after the ROD is amended with the ongoing maintenance costs being incurred over a five year period after capital cost completion. There is no guaranty that the EPA will agree totally with the proposed revised remedy. It is anticipated that a revised ROD can be issued during the Company's fourth quarter and design of the capital portion of the revised remedy begun thereafter.

        Effective January 1, 1996, the Company entered into an agreement to purchase the assets of Cabo, a Mexican restaurant concept with Central and South American influences located in Houston, Texas, for $589,000 in cash and 375,000 shares of the Company's common stock. At the purchase date, the Cabo restaurant had 1,300 square feet with 58 seats but has been expanded to 3,000 square feet with 120 seats. Cabo is located in a strip center and is open seven days a week for lunch and dinner. The check average is $11.50. Additionally, the Company entered into an agreement to purchase the assets and assume certain liabilities of the SYH, located in Fort

   Worth, Texas, for $500,000 in cash, 450,000 shares of the Company's common stock and the refinancing of a $1,600,000 bank term loan. Under this agreement, the Company has guaranteed, for a limited period of time, a sales price of $2.05 per share for any of this stock that may be sold. At March 31, 1996, no liability had been incurred under the guarantee agreement. These acquisitions were accounted for under purchase accounting and are included in the Company's Results of Operations beginning on the acquisitions' effective date of January 1, 1996. Excess of purchase price over fair value of net tangible assets acquired approximates $1,200,000 and is recorded as Goodwill during the quarter ended March 31, 1996. The Company currently plans to open a second Cabo unit in downtown Houston in late 1996 and to develop a destination food and beverage operation at SYH.

        In March 1996, the Company entered into an one year financing agreement with a bank to replace its existing line of credit. The total commitment consists of a $2,000,000 revolving line of credit, all of which was available for borrowing at March 31, 1996. The loan provides for interest to be paid monthly at a floating rate equal to the established prime rate.

        In March 1996, the Company borrowed $1,200,000 from an insurance company. The note is secured by a deed of trust on a commercial office building located in Fort Worth, Texas. The note bears interest at 7.75%, payable in 119 monthly installments of $9,852 with a final payment of $830,616.53 due April 1, 2006. The note proceeds will be used for expansion of Cabo and SYH.

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



                                                  BUFFTON CORPORATION
                                                  (Registrant)



                                                  By:  /s/ Robert H. McLean
                                                       -----------------------
                                                       Chairman of the Board
                                                       and President

     May 13, 1996
     ------------



                                                  By:  /s/ Robert Korman
                                                       -----------------------
                                                       Vice President and
                                                       Chief Financial Officer


     May 13, 1996
     ------------