Form 10-Q
period 1996-06-30
BUFFTON CORP
filed 1996-08-13
CIK 351220

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1996 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________ to _____________

     Commission file number 1-9822


                               BUFFTON CORPORATION
             -----------------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Number of shares outstanding at:
           Class                                        June 30, 1996
- ----------------------------                   --------------------------------
Common stock, $.05 par value                              6,726,878

                              BUFFTON CORPORATION

                                     Index

                                                                                 Page
                                                                                 ----

   Part I - Financial Information............................................      3

   Item 1 - Financial Statements.............................................      3

   Consolidated Condensed Balance Sheets (Unaudited) June 30, 1996
     and September 30, 1995..................................................      3

   Consolidated Condensed Statements of Operations (Unaudited)
     Three Months Ended June 30, 1996 and 1995...............................      4

   Consolidated Condensed Statements of Operations (Unaudited)
     Nine Months Ended June 30, 1996 and 1995................................      5

   Consolidated Condensed Statements of Cash Flow (Unaudited)
     Nine Months Ended June 30, 1996 and 1995................................      6

   Supplemental Disclosures of Cash Flow Information (Unaudited).............      6

   Notes to Consolidated Condensed Financial Statements (Unaudited)..........      7

   Item 2 - Management's Discussion and Analysis of Financial Condition and
     Results of Operations...................................................     11

   Part II - Other Information...............................................     15

   Signatures................................................................     16


 PART I  - FINANCIAL INFORMATION

 Item 1. - Financial Statements
                              BUFFTON CORPORATION

                     Consolidated Condensed Balance Sheets

                                                                June 30,    September 30,
                                                                  1996           1995
                                                               -----------  --------------
                                                               (Unaudited)
                                                                      (In thousands)

            Assets
            ------
Current assets:
 Cash and cash equivalents...................................     $   131         $     7
 Accounts receivable, net of allowance for
    doubtful accounts of $98,000 and $75,000,
    respectively.............................................       3,671           2,893
 Inventories.................................................       1,732           2,031
 Prepaid and other current assets............................         449             498
                                                                  -------         -------
    Total current assets.....................................       5,983           5,429
                                                                  -------         -------


Property and equipment, at cost..............................      11,502           7,529
 Less:  Accumulated depreciation and amortization............      (2,446)         (2,062)
                                                                  -------         -------
Net property and equipment...................................       9,056           5,467
                                                                  -------         -------

Patents, net of accumulated amortization of
   $1,509,000 and $1,358,000, respectively...................       1,471           1,617
Goodwill, net of amortization of $871,000 and
   $754,000, respectively....................................       4,112           3,503
Deferred income taxes........................................         590             590
Long-term note receivable....................................         300             350
Other assets, net............................................       1,080             268
                                                                  -------         -------

                                                                  $22,592         $17,224
                                                                  =======         =======

     Liabilities and Stockholders' Equity
     ------------------------------------

Current liabilities:
 Current portion of long-term debt...........................     $   188         $     -
 Accounts payable............................................         803           1,001
 Accrued liabilities.........................................       1,102           1,368
 Income taxes................................................         549             236
                                                                  -------         -------
  Total current liabilities..................................       2,642           2,605
                                                                  -------         -------

Long - term debt.............................................       2,540               -
                                                                  -------         -------

Stockholders' equity:
 Preferred stock $.01 par value; 5,000,000 shares
    authorized; no shares issued and outstanding.............           -               -
 Common stock $.05 par value; 30,000,000 shares authorized;
   6,726,878 and 5,685,378 shares outstanding, respectively..         336             284
 Additional paid-in capital..................................      14,446          12,571
 Retained earnings...........................................       2,628           1,764
                                                                  -------         -------

  Total stockholders' equity.................................      17,410          14,619
                                                                  -------         -------

                                                                  $22,592         $17,224
                                                                  =======         =======

See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                              BUFFTON CORPORATION

          Consolidated Condensed Statements of Operations (Unaudited)



                                                   Three Months
                                                  Ended June 30,
                                                  --------------
                                                  1996      1995
                                                  ----      ----
                                               (In thousands, except
                                                 per share amounts)

Net revenues..................................... $6,870   $5,032
                                                  ------   ------


Costs and expenses:

 Cost of goods sold (exclusive of depreciation)..  2,324    1,535
 Selling, general and administrative.............  3,590    2,834
 Depreciation and amortization...................    337      243
 Interest........................................     77       27
                                                  ------   ------

  Total costs and expenses.......................  6,328    4,639
                                                  ------   ------


Income from continuing operations before
 income taxes....................................    542      393
Income tax provision.............................    204      137
                                                  ------   ------

Income from continuing operations................    338      256

Utilization of income tax benefit related to
   loss on disposal of discontinued operation          -      362
                                                  ------   ------
Net income....................................... $  338   $  618
                                                  ======   ======

Income per average common share:
 Continuing operations........................... $  .05   $  .05
 Discontinued operation..........................      -      .07
                                                  ------   ------
 Net income...................................... $  .05   $  .12
                                                  ======   ======


Weighted average common shares outstanding.......  6,727    5,520
                                                  ======   ======



See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                              BUFFTON CORPORATION

          Consolidated Condensed Statements of Operations (Unaudited)


                                                       Nine Months
                                                      Ended June 30,
                                                    ------------------
                                                    1996          1995
                                                    ----          ----
                                                   (In thousands, except
                                                      per share amounts)

Net revenues......................................  $18,178      $14,200
                                                    -------      -------

Costs and expenses:
 Cost of goods sold (exclusive of depreciation)...    6,231        4,341
 Selling, general and administrative..............    9,510        8,092
 Depreciation and amortization....................      992          725
 Interest.........................................      172           99
                                                    -------      -------

  Total costs and expenses........................   16,905       13,257
                                                    -------      -------

Income from continuing operations before
 income taxes.....................................    1,273          943
Income tax provision..............................      409          302
                                                    -------      -------

Income from continuing operations.................      864          641

Discontinued operation:
 Loss from operations, net of income tax benefit
  of $107,000.....................................        -         (199)
 Loss on disposal, net of income tax benefit
  of $527,000.....................................        -       (2,541)
                                                    -------      -------

 Loss from discontinued operation.................        -       (2,740)
                                                    -------      -------

Net income (loss).................................  $   864      $(2,099)
                                                    =======      =======

Income (loss) per average common share:
 Continuing operations............................  $   .14      $   .12
 Discontinued operation...........................        -         (.51)
                                                    -------      -------
 Net income (loss)................................  $   .14      $  (.39)
                                                    =======      =======

Weighted average common shares outstanding........    6,360        5,409
                                                    =======      =======


See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                              BUFFTON CORPORATION

           Consolidated Condensed Statements of Cash Flow (Unaudited)


                                                    Nine Months
                                                   Ended June 30,
                                                --------------------
                                                  1996        1995
                                                -------      -------
                                                  (In thousands)


Net cash used in operating activities..........  $ 1,347   $   379
                                                 -------   -------

Cash flows from investing activities:
  Additions to property, plant and equipment...   (1,005)     (694)
  Construction in progress, primarily tooling..        -      (204)
  Additions to other assets....................     (339)     (427)
  Proceeds from sale of operating assets.......        -     3,750
  Acquisitions, net of cash acquired...........   (1,007)        -
                                                 -------   -------
Net cash provided by investing activities......   (2,351)    2,425
                                                 -------   -------

Cash flows from financing activities:
  Additions to long-term debt..................    1,200         -
  Repayments of long-term debt.................      (72)   (3,329)
                                                 -------   -------
Net cash used in financing activities..........    1,128    (3,329)
                                                 -------   -------

Net increase in cash...........................      124      (525)
Cash at beginning of period....................        7     3,196
                                                 -------   -------

Cash at end of period..........................  $   131   $ 2,671
                                                 =======   =======


               Supplemental Disclosures of Cash Flow Information


Supplemental cash flow information:

                                                         Nine Months
                                                        Ended June 30,
                                                        --------------
                                                         1996    1995
                                                        ------  ------
                                                        (In thousands)
Cash paid for:
  Interest...................................            $   87  $  99
  Income taxes...............................                48     52

Noncash investing and financing activities:
  Fair value of assets acquired..............            $4,660  $   -
  Liabilities assumed........................             1,754      -
  Stock issued...............................             1,804      -
                                                         ------  -----
  Cash paid..................................             1,102      -
  Less:  Cash acquired.......................                95      -
                                                         ------  -----
  Net cash paid for acquisitions.............            $1,007  $   -
                                                         ======  =====

See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                              BUFFTON CORPORATION

        Notes to Consolidated Condensed Financial Statements (Unaudited)



   Note A
   ------

           In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Buffton Corporation (the Company), as of June 30, 1996, the results of its operations for the three and nine month periods ended June 30, 1996 and 1995 and its cash flows for the nine month periods ended June 30, 1996 and 1995.

           The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1995 Buffton Corporation Annual Report on Form 10-K.


   Note B
   ------

           The results of operations for the three and nine month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.


   Note C
   ------

           Net income (loss) per share has been computed on the basis of the weighted average number of common shares outstanding.


   Note D
   ------

           Inventories are as follows:

                                                June 30,      September 30,
                                                  1996            1995
                                                 ------          ------
                                                     (In thousands)
        Raw materials..........................  $1,013          $1,450
        Work in process........................     487             323
        Finished goods.........................     232             258
                                                 ------          ------
                                                 $1,732          $2,031
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

        During the nine months ended June 30, 1996 and the year ended September 30, 1995, $229,000 and $430,000, respectively, were incurred for work related to the engineering design. These costs were capitalized when incurred because the remedy would prevent further environmental contamination with respect to the contaminated ground water being pumped from the extraction wells and improve the property compared with its condition when acquired by the Company. Due to concerns about the correctness of the remedy provided for in the ROD, additional fieldwork was performed and in June 1995, an RDWP Addendum was prepared and submitted to the EPA. The Company received comments from the EPA regarding this Addendum, and the Company's environmental consultants submitted a response shortly thereafter.

        On August 24, 1995, the Company and its legal and environmental consultants met with officials of the EPA and agreed on the additional testing fieldwork deemed necessary by the EPA to support the Company's position regarding the RDWP Addendum. At this meeting, officials of the EPA agreed the remedy needed to be modified and that certain requirements under the existing ROD needed to be eliminated or reduced in scope. Since this meeting, additional fieldwork provided for in the RDWP Addendum has been conducted at the site and resulted in the formulation of a revised remedy.
   On December 19, 1995, the Company, and its legal and environmental consultants presented to the EPA the RDWP Addendum and the recommended changes to the ROD in the form of a revised remedy. The revised remedy was favorably received by the EPA and will be reviewed. The revised remedy eliminates certain requirements of the existing ROD and significantly reduces the time period for remediation. Initial estimates of the revised remedy indicate capital costs of approximately $800,000 to $900,000, and ongoing maintenance costs of approximately $200,000 to $250,000 in the aggregate.
   The capital costs would be incurred over a one to two year period after the ROD is amended with the ongoing maintenance costs being incurred over a five year period after capital cost completion. On July 16, 1996, the Company and its legal and environmental representatives met with the EPA to review the EPA's written response to the revised remedy presented in December 1995. As a result of this meeting, a review of a possibly more attractive and cost efficient remedy is being discussed with the EPA. The EPA now estimates that a revised ROD can be issued by the end of calendar 1996.

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

        In March 1996, one of the Company's subsidiaries entered into an one year financing agreement with a bank to replace its existing line of credit. The commitment consists of a $2,000,000 revolving line of credit, all of which was available for borrowing at June 30, 1996, and is secured by the accounts receivable and inventory of the subsidiary. The loan provides for interest to be paid monthly at a floating rate equal to the established prime rate.

        In March 1996, the Company borrowed $1,200,000 from an insurance company. The note is secured by a deed of trust on a commercial office building located in Fort Worth, Texas. The note bears interest at 7.75%, payable in 119 monthly installments of $9,852 with a final payment of $830,616.53 due April 1, 2006.

   Note I
   ------

        Effective January 1, 1996, the Company entered into an agreement to purchase the assets of Cabo Tacobar One, Ltd. (Cabo), a Mexican restaurant concept with Central and South American influences located in Houston, Texas, for $589,000 in cash and 375,000 shares of the Company's common stock. Cabo currently has one restaurant operating and another location under lease. Additionally, the Company entered into an agreement to purchase the assets and assume certain liabilities related to the Stockyards Hotel, located in Fort Worth, Texas, for $500,000 in cash, 450,000 shares of the Company's common stock and the refinancing of a $1,600,000 bank term loan. Under this agreement, the Company has guaranteed, for a limited period of time, a sales price of $2.05 per share for any of the Company's stock that may be sold. These acquisitions were accounted for under purchase accounting and are included in the Company's results of operations beginning on the acquisitions' effective date of January 1, 1996. Excess of purchase price over fair value of net tangible assets acquired approximates $1,200,000 and is recorded as Goodwill.


        Unaudited pro forma results from continuing operations, as if the acquisitions had occurred at the beginning of each respective period, are as follows:

                                                            Nine Months
                                                           Ended June 30,
                                                 ---------------------------------
                                                       1996             1995
                                                 ---------------  ----------------
                                                       (In thousands, except
                                                         per share amounts)

     Revenues...............................        $18,976           $15,589
     Net income from continuing operations..            907               658
     Income per average common share........            .14               .11

                              BUFFTON CORPORATION

PART I - FINANCIAL INFORMATION
- ------------------------------

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations


GENERAL INFORMATION

     At June 30, 1996, the Company consists of operations in two principal segments, electronic products and hospitality group. During the year ended September 30, 1995 and the nine months ended June 30, 1996, the Company entered into the following acquisition and disposition transactions.

     By approval of the Company's Board of Directors in December 1994, in a transaction effective January 1, 1995, the Company sold the operation of Flo Control Inc., headquartered in Burbank, California. See Note E of Notes to Consolidated Condensed Financial Statements for details of the sale.

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


RESULTS OF OPERATIONS

     Consolidated net revenues in the 1996 three and nine month periods increased 36% and 28%, respectively, compared to 1995. Electronic products revenues for the 1996 three and nine month periods increased 24% and 27%, respectively, due to shipments made under the terms of a contract obtained in late fiscal 1995 for its DBCS line. Shipment terms under this contract continue through July 1997. Hospitality Division revenues for the 1996 three and nine month periods increased 73% and 34%, respectively, due to the inclusion of the results of operations of Cabo and SYH effective January 1, 1996.

     Consolidated total costs and expenses during the 1996 three and nine month periods increased 36% and 28%, respectively, compared to 1995. Consolidated costs of sales increased 37% and 28% during the 1996 three and nine month periods versus 1995. As a percent of related revenue, these costs were 34% during the 1996 three and nine month periods versus 31% a year earlier. Electronic products cost of sales during the 1996 three and nine month periods increased 56% and 56%, respectively, compared to 1995. These costs as a percent of revenue were 41% in the 1996 three month period compared to 33% in 1995 and 42% in the 1996 six month period compared to 34% in 1995. The increase in absolute dollars was due to increased sales and the increase in costs as a percent of revenue is due to a greater percentage of sales of the DBCS line in 1996, which have a lower gross margin than the power siftor line. Cost of sales related to the Hospitality Division during the 1996 three and nine month periods increased 39% and 16%, respectively. This increase is due to the inclusion of the results of operations of Cabo and SYH effective January 1, 1996.

     Consolidated selling, general and administrative expenses for the 1996 three and nine month periods increased 27% and 18%, respectively, compared to 1995. The absolute dollar increase in these expenses is due to increased sales levels incurred during 1996. As a percent of revenue, these expenses were 53% for the 1996 three month period versus 56% in 1995 and were 52% for the 1996 nine month period versus 57% in 1995. Electronic products selling, general and administrative expenses for the 1996 three and nine month periods approximated the 1995 amounts. The expenses associated with the Hospitality Division for the 1996 three and nine month periods increased 80% and 46%, respectively, compared to 1995. This increase is due to the inclusion of the results of operations of Cabo and SYH effective January 1, 1996.

     The increase in interest expense to $77,000 for the 1996 three month period from $27,000 in 1995 and to $172,000 for the 1996 nine month period from $99,000 in 1995 is primarily due to the refinancing of a $1,600,000 bank term loan assumed in connection with the acquisition of SYH and the borrowing of $1,200,000 from an insurance company, secured by a deed of trust on a commercial office building located in Fort Worth, Texas.

     During the three months ended June 30, 1996, the Company reported income from continuing operations before income taxes of $542,000 versus $395,000 in 1995. During the nine months ended June 30, 1996, the Company reported income from continuing operations before income taxes of $1,273,000 versus $945,000 in 1995. These increases are due to the Company's electronic products operation reporting higher profit in 1996 compared to 1995 and are attributable to higher sales levels.


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

     During the nine months ended June 30, 1996, and the year ended September 30, 1995, $229,000 and $430,000, respectively, were incurred for work related to the engineering design. These costs are were capitalized when incurred because the remedy would prevent further environmental contamination with respect to the contaminated ground water being pumped from the extraction wells and improve the property compared with its condition when acquired by the Company. Based on this work performed for the treatment plant, Due to concerns about the correctness of the remedy provided for in the ROD, additional fieldwork was performed and in June 1995, an RDWP Addendum was prepared and submitted to the EPA. The Company received comments from the EPA regarding this Addendum, and the Company's environmental consultants submitted a response shortly thereafter.

     On August 24, 1995, the Company and its legal and environmental consultants met with officials of the EPA and agreed on the additional testing fieldwork deemed necessary by the EPA to support the Company's position regarding the RDWP Addendum. At this meeting, officials of the EPA agreed the remedy needed to be modified and that certain requirements under the existing ROD needed to be eliminated or reduced in scope. Since this meeting, additional fieldwork provided for in the RDWP Addendum has been conducted at the site and resulted in the formulation of a revised remedy. On December 19, 1995, the Company, and its legal and environmental consultants presented to the EPA the RDWP Addendum and the recommended changes to the ROD in the form of a revised remedy. The revised remedy was favorably received by the EPA and will be reviewed. The revised remedy eliminates certain requirements of the existing ROD and significantly reduces the time period for remediation. Initial estimates of the revised remedy indicate capital costs of approximately $800,000 to $900,000, and ongoing maintenance costs of approximately $200,000 to $250,000 in the aggregate. The capital costs would be incurred over a one to two year period after the ROD is amended with the ongoing maintenance costs being incurred over a five year period after capital cost completion. On July 16, 1996, the Company and its legal and environmental representatives met with the EPA to review the EPA's written response to the revised remedy presented in December 1995. As a result of this meeting, a review of a possibly more attractive and cost efficient remedy is being discussed with the EPA. The EPA now estimates that a revised ROD can be issued by the end of calendar 1996.

     Effective January 1, 1996, the Company entered into an agreement to purchase the assets of Cabo Tacobar One, Ltd., a Mexican restaurant concept with Central and South American influences located in Houston, Texas, for $589,000 in cash and 375,000 shares of the Company's common stock. At the purchase date, the Cabo restaurant had 1,300 square feet with 58 seats but has been expanded to 3,000 square feet with 120 seats. Cabo is located in a strip center and is open seven days a week for lunch and dinner. The check average is $11.50. Additionally, the Company entered into an agreement to purchase the assets and assume certain liabilities of the Stockyards Hotel, located in Fort Worth, Texas, for $500,000 in cash, 450,000 shares of the Company's common stock and the refinancing of a $1,600,000 bank term loan. Under this agreement, the Company has guaranteed, for a limited period of time, a sales price of $2.05 per share for any of this stock that may be sold. At June 30, 1996, no liability had been incurred under the guarantee agreement. These acquisitions were accounted for under purchase accounting and are included in the Company's Results of Operations beginning on the acquisitions' effective date of January 1, 1996. Excess of purchase price over fair value of net tangible assets acquired approximates $1,200,000 and is recorded as Goodwill. The Company currently plans to open a second Cabo unit in downtown Houston in late 1996 and to develop a destination food and beverage operation at SYH.

     In March 1996, one of the Company's subsidiaries entered into an one year financing agreement with a bank to replace its existing line of credit. The commitment consists of a $2,000,000 revolving line of credit, all of which was available for borrowing at June 30, 1996, and is secured by the accounts receivable and inventory of the subsidiary. The loan provides for interest to be paid monthly at a floating rate equal to the established prime rate.

     In March 1996, the Company borrowed $1,200,000 from an insurance company. The note is secured by a deed of trust on a commercial office building located in Fort Worth, Texas. The note bears interest at 7.75%, payable in 119 monthly installments of $9,852 with a final payment of $830,616.53 due April 1, 2006. The note proceeds will be used for expansion of Cabo and SYH.

Effective July 1, 1996, the Company sold one of its entertainment facilities located in New Orleans, Louisiana. The proceeds of $464,000, consisting of cash and a note receivable, approximated the net book value of the assets that were sold.

                              BUFFTON CORPORATION



     PART II - OTHER INFORMATION
     ---------------------------

     Item 1. -  Legal Proceedings

                None


     Item 6. -  Exhibits and Reports on Form 8-K

                (a)  Exhibits

                     None

                (b)  Reports on Form 8-K

                     None

                              BUFFTON CORPORATION

                                  SIGNATURES
                                  ----------



Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            BUFFTON CORPORATION
                                            (Registrant)



                                            By:  /s/ Robert H. McLean
                                                ---------------------------
                                                     Chairman of the Board
                                                     and President
     August 13, 1996



                                            By:  /s/ Robert Korman
                                                ---------------------------
                                                     Vice President and
                                                     Chief Financial Officer

     August 13, 1996