Form 10-K
period 1996-09-30
BUFFTON CORP
filed 1996-12-13
CIK 351220

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

 X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
----   ACT OF 1934

       For the fiscal year ended September 30, 1996

       Transition report pursuant to Section 13 or 15(d) of the Securities
----   Exchange Act of 1934

       For the transition period from         to
                                      -------    --------
       Commission file number 1-9822

                              BUFFTON CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                               75-1732794
       (State or Other Jurisdiction                 (I.R.S. Employer
    of Incorporation or Organization)             Identification Number)

           226 Bailey Avenue, Suite 101
              Fort Worth, Texas                           76107
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

       The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 10, 1996 was $15,131,909.

       The number of shares outstanding of the registrant's common stock, $.05 par value, as of December 10, 1996 was 6,543,528.

                      Documents Incorporated By Reference

Portions of the following documents are incorporated by reference into the indicated part or parts of this report:

       Definitive proxy statement of the registrant relating to the 1997 Stockholders' meeting filed with the Commission pursuant to Regulation 14A - Parts I and III.

                              BUFFTON CORPORATION

                          1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


PART I                                                                                PAGE
------                                                                                ----

     Item 1.         Business.......................................................   3
     Item 2.         Properties.....................................................   6
     Item 3.         Legal Proceedings..............................................   7
     Item 4.         Submission of Matters to a Vote of Security Holders............   7


PART II
-------

     Item 5.         Market for the Registrant's Common Stock and Related
                      Stockholder Matters...........................................   8
     Item 6.         Selected Financial Data........................................   9
     Item 7.         Management's Discussion and Analysis of Operations
                      and Financial Condition.......................................  10
     Item 8.         Financial Statements and Supplementary Data....................  16
     Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................  16


PART III
--------

     Item 10.        Directors and Executive Officers of the Registrant.............  17
     Item 11.        Executive Compensation.........................................  17
     Item 12.        Security Ownership of Certain Beneficial Owners
                      and Management................................................  17
     Item 13.        Certain Relationships and Related Transactions.................  17


PART IV
-------

     Item 14.        Exhibits, Financial Statement Schedules, and Reports
                      on Form 8-K...................................................  18

     Signatures      ...............................................................  20

                                PART I
                                ------

ITEM 1 - BUSINESS
-----------------

General Development of Business
-------------------------------

Buffton Corporation (the registrant and Company) is a Delaware corporation and was incorporated on December 17, 1980.

The Company is principally engaged in the manufacture of filter surge suppressors and power distribution systems and the operation of food and beverage and lodging establishments. See Financial Information About Industry Segments, page 4.

Effective January 1, 1994, the Company entered into a purchase and sale agreement with Entertainment Centers of America, Inc. (ECA) to acquire certain entertainment facilities in New Orleans, Louisiana (Bourbon Street Hospitality) of ECA in exchange for the Company's outstanding note receivable from and equity interest in ECA approximating $2,641,000 as well as 600,000 shares of its common stock and $159,000 in cash. The market value of the 600,000 shares was $824,000 at the date of the acquisition. Bourbon Street Hospitality originally consisted of operations located at 701 Bourbon Street, 735 Bourbon Street and 441 Bourbon Street and American Food Classics, Inc. (AFC) and are included in BFX Hospitality Group, Inc. (Hospitality Group). During 1994, the Company closed 735 Bourbon Street. During 1996 the Company sold the operations located at 441 Bourbon Street.

In addition to the above described transactions with ECA, the Company had a note receivable from ECA at January 1, 1994 aggregating $400,000 and advances of $320,000. The Company also had an option to purchase the stock of AFC from ECA at the greater of fair market value, to be determined by an independent appraisal, or $300,000. The Company exercised its option January 1, 1994 and exchanged its note receivable from and advances to ECA for the stock of AFC. The note receivable and advances approximated the fair market value of the AFC stock at the date of exchange. AFC operates Lucile's, A Stateside Bistro, located in Fort Worth, Texas. After the January 1, 1994 transactions, the Company no longer held an interest in ECA.

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

By approval of the Company's Board of Directors in December 1994, in a transaction effective January 1, 1995, the Company sold the operations of Flo Control, Inc. (Flo Control), headquartered in Burbank, California. The purchaser of these operations was Mr. Russell J. Sarno, President of Flo Control and a board member of the Company. Mr. Sarno purchased virtually all of the assets of Flo Control for $3,100,000 in cash and assumed $800,000 of Flo Control's liabilities. As a condition of the sale, Mr. Sarno agreed to purchase Flo Control's 95% ownership interest in the Florida Realty Joint Venture for $150,000 in cash and assume the non-recourse mortgage approximating $2.3 million. In connection with these transactions, Flo Control's secondary containment product line was sold to Mr. Pat Hopkins, an unrelated third party, for a $500,000 note. The note is secured by the assets sold and the personal guaranty of an unrelated third party individual. As a result of the above transactions, the Company recognized a loss on disposal of $2,314,000, net of income tax benefit, during fiscal 1995. The sale of Flo Control was accounted for as a discontinued operation. The cash proceeds from the sale were used to reduce the Company's outstanding debt with its lender. In addition, the sale of Flo Control's 95% interest in the Florida Realty Joint Venture, eliminated the ongoing monthly expense of the Flo Control lease.

In 1995 the Company established Buffton Realty Ventures, a commercial real estate operation, to engage in acquiring properties offering unique opportunities for profit. During August 1995, the Company acquired 100 Main Street, a commercial office building located in Fort Worth, Texas. The property, approximately 44,000 square feet, is 100% occupied with two tenants under lease. Lease rentals are $438,000 annually. The total cost of the property was approximately $1,650,000.

Effective January 1, 1996, the Company entered into an agreement to purchase the assets of Cabo Tacobar One, Ltd., a Mexican restaurant concept with Central and South American influences located in Houston, Texas, for $589,000 in cash and 375,000 shares of the Company's common stock. Additionally, the Company issued 76,500 shares of its common stock for commissions incurred in connection with the acquisition which resulted in increased acquisition costs of $153,000. Excess of purchase price over fair value of net tangible assets acquired, recorded as Goodwill, approximates $1,300,000 and is being amortized on a straight line basis over 15 years. Effective January 1, 1996, the Company also entered into an agreement to purchase the assets and assume certain liabilities of the Stockyards Hotel, located in Fort Worth, Texas, for $500,000 in cash, 450,000 shares of the Company's common stock and the refinancing of a $1,600,000 bank term loan. Under this agreement, the Company has guaranteed, until March 15, 1997, a sales price of $2.05 per share for any of this stock that may be sold. At September 30, 1996, no liability had been incurred under the guarantee agreement. These acquisitions were accounted for under purchase accounting and are included in the Company's Results of Operations beginning on the acquisitions' effective date of January 1, 1996.

Unaudited proforma results from continuing operations, as if the acquisitions had occurred at the beginning of each respective period, are as follows:


                                                              Year Ended September 30,
                                                              ------------------------
                                                             1996                  1995
                                                             ----                  ----
                                                      (In thousands, except per share amounts)

       Revenues...................................         $25,973               $21,670
       Net income from continuing operations......           1,437                 1,389
       Primary income per average common share....             .22                   .22
       Fully diluted income per common share......             .21                   .22


Financial Information About Industry Segments
---------------------------------------------

The Company's operations are conducted primarily in the United States by two principal business segments. Electronic Products involves the manufacture of filter surge suppressors and power distribution systems. Hospitality Group includes involves the operation of food and beverage establishments, a hotel and commercial real estate. Information concerning the Company's industry segments is included in Note 11 of the Consolidated Financial Statements.

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

Hospitality Group:

BFX Hospitality Group, Inc. (Hospitality Group)

The Hospitality Group owns and operates food and beverage facilities in Fort Worth, Texas (Lucile's), Houston, Texas, (Cabo) and New Orleans, Louisiana, (Cat's Meow) as well as a hotel in Fort Worth (Stockyards Hotel). Lucile's, A Stateside Bistro, opened in April, 1993 and offers a variety of menu items centered around classic American dishes. Cabo, The Original "Mix Mex" Grill, opened in December 1994 offers Mexican food with Central and South American influences and has a distinctive and colorful "diner look" decor. Cat's Meow offers highly produced, high energy karoake and includes talented MC's and DJ's. In addition, the Company established Buffton Realty Ventures in 1995.


Sources and Availability of Raw Material
----------------------------------------

During 1996, raw parts and part assemblies required in the Electronic Products segment were plentiful. Under present conditions, an adequate supply of these materials should be available. No long-term contracts are in effect, thus, the Company has maximum flexibility to purchase advantageously according to its volume needs.


Competition
-----------

Both industry segments of the Company are in highly competitive markets. There are numerous manufacturers of filter/surge suppressors and power distribution systems which compete with the Company's operations. There are many food and beverage and lodging establishments located in the same geographical area as the Company's operations which compete for the same customer base. Many of the competitors of each of the segments have resources greater than the Company.


Patents and Licenses
--------------------

The Company owns patents covering certain technology applying to its surge suppressors and power distribution systems and trademarks relating to certain of its hospitality group operations. There are no other patents, trademarks, franchises or concessions which are materially significant.

Environmental and Other Governmental Regulations
------------------------------------------------

See Item 7 - Management's Discussion and Analysis of Operations and Financial Condition - "Liquidity and Capital Resources".


Seasonal Aspects of the Business
--------------------------------

The Company's two operating segments are not materially impacted by seasonality.


Backlog
-------

The Company's Electronic Products backlog at September 30, 1996 was $5,290,000. Substantially all backlog orders have estimated shipment dates within the fiscal year ending September 30, 1997.

Employees
---------

The Company and its subsidiaries employed approximately 208 full-time and 83 part-time employees as of September 30, 1996, none of which were represented by unions. Relations with employees are satisfactory.


ITEM 2 - PROPERTIES
-------------------

General
-------

The Company and its subsidiaries have facilities with remaining primary lease terms ranging from one to five years at annual rentals of approximately $533,000. All leases provide for one or more renewal terms. All premises are in good condition, adequate and appropriate for the operations presently being conducted by both of the Company's business segments. The manufacturing location in Irving, Texas is not operating at maximum capacity and, therefore, management believes that no expansion of its existing facility will be required in the next year.

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

Electronic Products
-------------------

Current Technology leases its headquarters and manufacturing operations space. This facility located in Irving, Texas consists of approximately 43,000 square feet of space.


Hospitality Group
-----------------

The Hospitality Group leases the facility in New Orleans, Louisiana for its entertainment operations. The facility has 5,400 square feet. The operation's restaurant in Fort Worth, Texas leases approximately 5,000 square feet of space, while the operation's restaurant in Houston, Texas leases approximately 3,000 square feet of space.

The real estate for the hotel located in Fort Worth, Texas is owned.

During August 1995, the Company, through Buffton Realty Ventures, acquired 100 Main Street, a commercial office building located in Fort Worth, Texas. The property, approximately 44,000 square feet, is 100% occupied with two tenants under lease. Lease rentals are $438,000 annually.


Corporate Offices
-----------------

The Company leases approximately 3,500 square feet of space at 226 Bailey Avenue in Fort Worth, Texas for its corporate headquarters.


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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted for a vote to security holders during the fourth quarter of the fiscal year ended September 30, 1996.

                                    PART II
                                    -------

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
         MATTERS
         -------

The Company's common stock is traded on the American Stock Exchange, under the common stock ticker symbol "BFX". The quarterly trading range of common stock follows:


Fiscal 1996                                           High      Low
                                                      ----      ---
   October 1 - December 31.......................    $2.31    $ 1.50
   January 1 - March 31..........................     2.38      1.75
   April 1 - June 30.............................     2.38      1.75
   July 1 - September 30.........................     2.50      1.56

   Fiscal 1995                                        High      Low
                                                      ----      ---
   October 1 - December 31.......................    $1.81    $ 1.31
   January 1 - March 31..........................     1.87      1.06
   April 1 - June 30.............................     1.81      1.38
   July 1 - September 30.........................     2.44      1.38

The number of named stockholders of common stock as of September 30, 1996 was approximately 1,550 as recorded by the transfer agent and registrar.

There are no restrictions on declaration or payment of dividends; however, no dividends have been paid on common stock to date. The Company intends to maintain a policy of retaining earnings for use in the development of the business.

Continental Stock Transfer & Trust Company, 2 Broadway, New York, N.Y. 10004, is the transfer agent and registrar for the Company's common stock.


ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------
                                                                              September 30,
                                                        -----------------------------------------------------
For the year ended                                       1996       1995        1994        1993        1992
------------------                                      ------     ------      ------      ------      ------
                                                                (In thousands, except per share amounts)
Net revenues.......................................    $25,175    $19,187     $30,432     $35,879     $33,449
                                                       =======    =======     =======     =======     =======

Income (loss) from continuing operations (a).......    $ 1,394    $ 1,304     $ 2,002     $   398     $(1,551)
Income (loss) from discontinued operation..........          -     (2,513)        (94)       (134)     (3,402)
                                                       -------    -------     -------     -------     -------

Net income (loss)..................................    $ 1,394    $(1,209)    $ 1,908     $   264     $(4,953)
                                                       =======    =======     =======     =======     =======

Primary income (loss) per average common share:
  Continuing operations............................    $   .22    $   .24     $   .39     $   .09     $  (.35)
  Discontinued operation...........................          -       (.46)       (.02)       (.03)       (.76)
                                                       -------    -------     -------     -------     -------

  Net income (loss)................................    $   .22    $  (.22)    $   .37     $   .06     $ (1.11)
                                                       =======    =======     =======     =======     =======

Fully diluted income (loss) per common share:
  Continuing operations............................    $   .21    $   .24     $   .39     $   .09     $  (.35)
  Discontinued operation...........................          -       (.46)       (.02)       (.03)       (.76)
                                                       -------    -------     -------     -------     -------

  Net income (loss)................................    $   .21    $  (.22)    $   .37     $   .06     $ (1.11)
                                                       =======    =======     =======     =======     =======
At year end
-----------

Working capital....................................    $ 3,743    $ 2,824     $ 7,149     $ 8,126     $ 8,910
Current assets.....................................      6,917      5,429      11,125      16,636      16,336
Total assets.......................................     23,164     17,224      25,070      31,168      30,644
Long-term debt.....................................      2,493          -       5,507       9,855      10,198
Total liabilities..................................      5,671      2,605       9,813      18,643      18,516
Stockholders' equity...............................     17,493     14,619      15,257      12,525      12,128
Current ratio......................................       2.18       2.08        2.80        1.95        2.20
Book value per share...............................       2.60       2.57        2.89        2.68        2.67
Total liabilities to equity ratio..................        .32        .18         .64        1.49        1.53

(a) Income from continuing operations in 1994 includes a net gain of $1,050,000 on the sale of the cable assembly plants in West Springfield, Massachusetts and Gardena, California.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
-------------------------------------------------------------------------
         FINANCIAL CONDITION
         -------------------


General Information

At September 30, 1996, the Company consists of operations in two principal segments as discussed in Part I, Item 1 - Business. During the years ended September 30, 1995 and 1996, the Company entered into acquisition and disposition transactions as follows:

By approval of the Company's Board of Directors in December 1994, in a transaction effective January 1, 1995, the Company sold the operations of Flo Control, Inc. (Flo Control), headquartered in Burbank, California. The purchaser of these operations was Mr. Russell J. Sarno, President of Flo Control and a board member of the Company. See Liquidity and Capital Resources in this section and Note 2 of Notes to Consolidated Financial Statements for details of the sale.

Effective January 1, 1996, the Company entered into agreements to purchase the assets of Cabo Tacobar One, Ltd. (Cabo), located in Houston, Texas and to purchase the assets and assume certain liabilities related to the Stockyards Hotel (SYH), located in Fort Worth, Texas. See Liquidity and Capital Resources in this section and Note 2 of Notes to Consolidated Financial Statements for details of the acquisitions.

Factors That May Affect Future Results

Certain matters discussed herein are forward-looking statements about the business, financial condition and prospects of the Company. The actual results could differ materially from those indicated by such forward-looking statements because of various risks and uncertainties. Such risks and uncertainties may include, but are not limited to regional and national economic conditions, changes in customer demand for products offered by the Company, and other matters that may adversely affect the availability of products and pricing, state and federal regulatory environment, possible future acquisitions or dispositions, amendments to the Record of Decision issued by the Environmental Protection Agency (see Liquidity and Capital Resources) and other risks indicated in the Company's previous filings with the Securities and Exchange Commission. The Company cannot control these risks and uncertainties, and in many cases, cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

Results of Continuing Operations

1996 versus 1995

Consolidated net revenues in 1996 increased 31% compared to 1995. Electronic Products revenues increased 31%. This increase was primarily due to sales to a customer for power distribution modules incorporating surge suppression for integration into the customer's sorter equipment. Management expects sales levels in fiscal 1997 for this customer to remain constant or slightly increase over 1996 levels. Hospitality group revenues increased 36% in 1996 compared to 1995 due to the inclusion of the results of operations of Cabo and SYH effective January 1, 1996. Revenues for the hospitality group are expected to increase in fiscal 1997 as Cabo and SYH will contribute a full twelve months of operations versus nine months in fiscal 1996. Additionally, a second Cabo location and a destination food and beverage restaurant at SYH is expected to open during the third quarter of fiscal 1997. The expected increases in hospitality group revenues will be partially offset by the sale of 441 Bourbon Street in fiscal 1996.

Consolidated total costs and expenses during 1996 increased 28% compared to 1995. Consolidated costs of sales increased 43% during 1996 compared to the prior year. As a percent of related revenue, these costs were 33% during 1996 versus 31% a year earlier. Electronic products cost of sales during 1996 periods increased 54% compared to 1995. These costs as a percent of revenue were 40% in 1996 compared to 34% in 1995. The increase in absolute dollars was due to increased sales and the increase in costs as a percent of revenue is due to a greater percentage of sales of products related to sorter equipment in 1996, which have a lower gross margin than the power siftor line. Cost of sales related to the Hospitality Division during 1996 periods increased 18%. This increase is due to the inclusion of the results of operations of Cabo and SYH effective January 1, 1996.

Consolidated selling, general and administrative expenses for 1996 increased 19% compared to 1995. The absolute dollar increase in these expenses is due to increased sales levels incurred during 1996. Electronic products selling, general and administrative expenses for 1996 increased 3% compared to 1995 due to an increase in commissions and certain other costs directly correlated to an increase in revenues. The expenses associated with the Hospitality Division for 1996 periods increased 47% compared to 1995. This increase is due to the inclusion of the results of operations of Cabo and SYH effective January 1, 1996.

Consolidated depreciation and amortization expense increased 33% during 1996 compared to 1995, primarily as a result of the previously discussed acquisition of Cabo and SYH as well as the purchase of a commercial office building in late fiscal 1995. The increase in interest expense to $235,000 for 1996 from $124,000 in 1995 is primarily due to the refinancing of a $1,600,000 bank term loan assumed in connection with the acquisition of SYH and the borrowing of $1,200,000 in March 1996 from an insurance company, secured by a deed of trust on a commercial office building located in Fort Worth, Texas.

During 1996, the Company reported income from continuing operations before income taxes of $2,205,000 compared to $1,273,000 in 1995. Operating profit associated with the Company's power surge suppressor operation increased 58% over the 1995 level. The Hospitality Group reported operating income of $149,000 in 1996 compared to $244,000 in 1995. Operating income for the Hospitality Group was hindered by the poor operating results of 441 Bourbon Street which was sold in July 1996 at a price approximating net book value.

Income tax rate on pre-tax income from continuing operations was 36.8% in 1996 compared to a benefit of (2.4%) in 1995. The 1995 rate is substantially lower than the federal statutory rate of 34% as a result of favorable state tax developments that resulted in the reversal of certain state tax reserves approximating $255,000 and the recognition of certain federal tax benefits aggregating $314,000.

1995 versus 1994

Consolidated net revenues in 1995 decreased 37% compared to 1994. Electronic Products revenues declined 52% during 1995 compared to 1994. The Electronic Products revenues in 1994 were impacted by the sale of the cable assembly plants in West Springfield, Massachusetts and Gardena, California effective February 28, 1994 and the shut down of the cable assembly plant in Vestal, New York in June of 1994. Revenue for the three plants in 1994 was $14,019,000. The Company's power surge suppressor manufacturing operations revenues increased 10% during 1995 compared to 1994. This operation's revenues increased primarily due to the sale of products in the power siftor line. Sales in the power siftor line increased due to improved product acceptance in the market place. Hospitality Group revenues increased 33% in 1995 compared to 1994. These revenues increased primarily due to inclusion for a full year in 1995 compared to nine months in 1994.

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

During 1995, the Company reported income from continuing operations before income taxes of $1,273,000 compared to $2,235,000 in 1994. The 1994 income included a net gain of $1,050,000 on the sale of the cable assembly plants in West Springfield, Massachusetts and Gardena, California. Therefore, the Company's operating income from continuing operations before income taxes, exclusive of the gain on the sale of assets, was $1,185,000 in 1994. Operating profit associated with the Company's power surge suppressor operation increased 55% over the 1994 level. The Hospitality Group reported operating income of $244,000 in 1995 compared to a loss of

$202,000 in 1994. Operating income for the Hospitality Group was bolstered by the closing of 735 Bourbon Street during 1994 which had been operating at a loss.

Income tax rate on pre-tax income from continuing operations was a benefit of (2.4%) in 1995. The 1995 rate is substantially lower than the federal statutory rate of 34% as a result of favorable state tax developments that resulted in the reversal of certain state tax reserves approximating $255,000. In addition, the Company's improved profitability from continuing operations allowed for the recognition of certain federal tax benefits aggregating $314,000. These benefits had been reserved for the valuation allowance in 1994 due to their uncertainty of utilization.

The sale of Flo Control in 1995 resulted in a loss from discontinued operation of $2,513,000, net of income tax benefit. The loss consists of a loss from operations of $199,000, net of income tax benefit and a loss on disposal of $2,314,000, net of income tax benefit.


Impact of Inflation

From October 1993 to September 1996, inflation did not have a material impact on the Company's operations.

Liquidity and Capital Resources

During March 1992, the United States Environmental Protection Agency (EPA), issued a Record of Decision (ROD) with respect to the Company's Superfund Site in Vestal, New York. An Administrative Order for Remedial Design and Remedial Action was issued on October 1, 1992. The ROD requires the Company to construct a water treatment facility at the site and to pump contaminated ground water from bedrock and overburden extraction wells for 15 to 30 years until remediation goals were met. In December 1992, the Company's environmental consultants prepared and submitted a Remedial Design Work Plan (RDWP) to the EPA. The EPA issued comments on the RDWP on October 1, 1993, and a revised RDWP was submitted to the EPA on October 21, 1993. During February 1994, the Company received comments from the EPA with respect to the revised RDWP and the Company's environmental consultants submitted a response. The EPA approved the revised RDWP in October 1994. On November 14, 1994, engineering design and related fieldwork was begun in order to meet the specifications of the revised RDWP.

During fiscal 1996 and 1995, $238,000 and $430,000, respectively, were incurred for work related to the engineering design. These costs were capitalized when incurred because the remedy would prevent further environmental contamination with respect to the contaminated ground water being pumped from the extraction wells and improve the property compared with its condition when acquired by the Company. Due to concerns about the correctness of the remedy provided for in the ROD, additional fieldwork was performed and in June 1995, an RDWP Addendum was prepared and submitted to the EPA. The Company received comments from the EPA regarding this Addendum, and the Company's environmental consultants submitted a response shortly thereafter.

On August 24, 1995, the Company and its legal and environmental consultants met with officials of the EPA and agreed on additional fieldwork deemed necessary by the EPA to support the Company's position regarding the RDWP Addendum. At this meeting, officials of the EPA agreed the remedy needed to be modified and that certain requirements under the existing ROD needed to be eliminated or reduced in scope. However, the EPA has not approved any changes to the remedy and amended the ROD.

Additional fieldwork provided for in the RDWP Addendum has been conducted at the site and resulted in the formulation of a revised remedy. On December 19, 1995, the Company and its legal and environmental consultants presented to the EPA the RDWP Addendum and the recommended changes to the ROD in the form of a revised remedy. The revised remedy was favorably received by the EPA and is currently being reviewed. The revised remedy would eliminate certain requirements of the existing ROD and would primarily include removing and treating contaminated soil, significantly reducing the time period for remediation. Initial estimates of the revised remedy indicate initial costs of approximately $800,000 to $900,000, and ongoing maintenance costs of approximately $200,000 to $250,000 in the aggregate. The costs would be incurred over a one to two year period after the ROD is amended with the ongoing maintenance costs being incurred over a five year period after initial cost completion. If the EPA amends the ROD and adopts the revised remediation treatment, the Company would, at the date of amendment, expense the estimated future costs of implementing this alternative as well as all prior costs incurred, approximating $668,000 through September 30, 1996, associated with the implementation of the original ROD. On July 16, 1996, the Company and its legal and environmental representatives met with the EPA to review the EPA's written response to the revised remedy presented in December 1995. As a result of this meeting, a review of a more cost efficient remedy is being discussed with the EPA. The EPA now estimates that a revised ROD can be issued by early 1997.

By approval of the Company's Board of Directors in December 1994, in a transaction effective January 1, 1995, the Company sold the operations of Flo Control, Inc. (Flo Control), headquartered in Burbank, California. The purchaser of these operations was Mr. Russell J. Sarno, President of Flo Control and a board member of the Company. Mr. Sarno purchased virtually all of the assets of Flo Control for $3,100,000 in cash and assumed $800,000 of Flo Control's liabilities. As a condition of the sale, Mr. Sarno agreed to purchase Flo Control's 95% ownership interest in the Florida Realty Joint Venture for $150,000 in cash and assume the non-recourse mortgage approximating $2.3 million. In connection with these transactions, Flo Control's secondary containment product line was sold to Mr. Pat Hopkins, an unrelated third party, for a $500,000 note. The note is secured by the assets sold and the personal guaranty of an unrelated third party individual. As a result of the above transactions, the Company recognized a loss on disposal of $2,314,000, net of income tax benefit, during fiscal 1995. The sale of Flo Control was accounted for as a discontinued operation. The cash proceeds from the sale were used to reduce the Company's outstanding debt with its lender. In addition, the sale of Flo Control's 95% interest in the Florida Realty Joint Venture eliminated the ongoing monthly expense of the Flo Control lease.

The Company established Buffton Realty Ventures, a commercial real estate operation, to engage in acquiring properties offering unique opportunities for profit. During August 1995, the Company acquired 100 Main Street, a commercial office building located in Fort Worth, Texas. The property is 100% occupied with two tenants under lease through August 2000. Lease rentals are $438,000 annually. The purchase price for the property was approximately $1,650,000 and was funded with cash held by the Company. No pro forma financial information is presented due to immateriality.

Effective January 1, 1996, the Company entered into an agreement to purchase the assets of Cabo Tacobar One, Ltd., a Mexican restaurant concept with Central and South American influences located in Houston, Texas, for $589,000 in cash and 375,000 shares of the Company's common stock (with an estimated fair market value of $656,000). Additionally, the Company issued 76,500 shares of its common stock for commissions incurred in connection with the acquisition which resulted in increased acquisition costs of $153,000. Excess of purchase price over fair value of net tangible assets acquired, recorded as Goodwill, approximates $1,300,000 and is being amortized on a straight line basis over 15 years. Effective January 1, 1996, the Company also entered into an agreement to purchase the assets and assume certain liabilities of the Stockyards Hotel, located in Fort Worth, Texas, for $500,000 in cash, 450,000 shares of the Company's common stock (with an estimated fair market value of $788,000) and the refinancing of a $1,600,000 bank term loan. Under this agreement, the Company has guaranteed, until March 15, 1997, a sales price of $2.05 per share for any of this stock that may be sold. At September 30, 1996, no liability had been incurred under the guarantee agreement. These acquisitions were accounted for under purchase accounting and are included in the Company's Results of Operations beginning on the acquisitions' effective date of January 1, 1996. In fiscal 1997, the Company currently plans to open a second Cabo unit in downtown Houston and to develop a destination food and beverage operation at the SYH at an estimated total cost of approximately $1 million.

Unaudited proforma results from continuing operations, as if the acquisitions had occurred at the beginning of each respective period, are as follows:

                                                         Year Ended September 30,
                                                         ------------------------
                                                            1996         1995
                                                         ----------   -----------
                                                 (In thousand, except per share amounts)

       Revenues...............................             $25,973      $21,670
       Net income from continuing operations..               1,437        1,389
       Primary income per average common share                 .22          .22
       Fully diluted income per common share..                 .21          .22

In March 1996, one of the Company's subsidiaries entered into a one year financing agreement with a bank to replace its existing line of credit. The commitment consists of a $2,000,000 revolving line of credit, all of which was available for borrowing at September 30, 1996, and is secured by the accounts receivable and inventory of the subsidiary. The loan provides for interest to be paid monthly at a floating rate equal to the established prime rate.

In March 1996, the Company borrowed $1,200,000 from an insurance company. The note is secured by a deed of trust on a commercial office building located in Fort Worth, Texas. The note bears interest at 7.75%, payable in 119 monthly installments of $9,852 with a final payment of $831,000 due April 1, 2006.

Effective July 1, 1996, the Company sold one of its entertainment facilities located in New Orleans, Louisiana. The proceeds of $464,000, consisting of cash and a note receivable for $350,000, approximated the net book value of the assets that were sold.

During fiscal 1996, the Company purchased 183,350 shares of its common stock at a cost of $356,000. The shares are recorded as Treasury Stock and will be available for employee stock plans and other corporate requirements.

The Company invested $1,613,000 in machinery, equipment, furniture, fixtures, and enhancements to existing property during 1996, as well as invested $1,212,000 for Cabo and SYH.

The Company's operating activities provided cash of $3,653,000, reflecting improved operations resulting from the disposition of Flo Control.

The Company believes that its current cash on hand ($1,659,000 at September 30, 1996), current borrowing availability and expected cash flow from operations, is adequate to fund the Company's current operating needs and its projected growth for Cabo and SYH during fiscal 1997.

Accounting Changes

Impairment of Assets

In March 1995, the Financial Accounting Standards Board issued FAS 121 on "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires companies to investigate potential impairments of long-lived assets, certain identifiable intangibles, and associated goodwill on an exception basis, when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. Upon adoption, where such circumstances exist, the Company will evaluate the carrying amount of its long-lived assets and associated goodwill by estimating future cash flows expected to result from the use of such assets and their eventual disposition. If future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets, an impairment loss will be recorded. The impairment loss is to be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company is required to adopt this statement by October 1, 1996; however, such adoption is not expected to have a material impact on the Company's results of operations or financial condition.

Accounting for Stock-Based Compensation

In October 1995, the FASB issued FAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which is effective for fiscal years beginning after December 15, 1995. Effective October 1, 1996, the Company will adopt FAS 123 which establishes financial accounting and reporting standards for stock-based employee compensation plans. The pronouncement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock option compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Entities electing to remain with the accounting in APB 25 must make proforma disclosures of net income and earnings per share as if the fair value based method of accounting defined in FAS 123 had been applied. The Company will continue to account for stock-based employee compensation plans under the intrinsic method pursuant to APB 25 and will make the disclosures in its footnotes as required by FAS 123.

ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

The financial statements and supplementary data are included under item 14(a)(1) and (2) of this report.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
---------------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

No changes in accountants or disagreements with accountants on accounting and/or financial disclosure have arisen.

                                    PART III
                                    --------


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information required by this item with respect to Directors of the Company appears in the "Election of Directors" and "Executive Officers of the Company" sections of the definitive proxy statement of the Company relating to the Company's 1997 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A.



ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

The information required by this item appears in the "Remuneration of Directors and Officers" section of the definitive proxy statement of the Company relating to the Company's 1997 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A.



ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information required by this item appears in the "Security Ownership" and "Election of Directors" sections of the definitive proxy statement of the Company relating to the Company's 1997 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A.



ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

In accordance with Rule G(3) of the General Instructions, the information required by this item will be included under the caption, "Transactions with Management and Others" in the definitive proxy statement of the Company relating to the Company's 1997 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A.

                                    PART IV
                                    -------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-----------------------------------------------------------------
          FORM 8-K
          --------

   (a)    The following documents are filed as a part of this report:

          1.   Financial Statements - The financial statements listed in
               --------------------
               the "Index to Consolidated Financial Statements and Financial Statement Schedule" described at F-1.

          2.   Financial Statement Schedule - The financial statement
               ----------------------------
               schedule listed in the "Index to Consolidated Financial Statements and Financial Statement Schedule" described at F-1.

          3.   Exhibits - Refer to (c) below.
               --------

   (b)    Reports on Form 8-K.
          --------------------

               Report dated November 15, 1995 reporting changes to the Company's Rights Agreement

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

          4 Rights Agreement (Exhibit 1 to Form 8-K dated June 23, 1988 and incorporated herein by reference).

          10 Asset Purchase Agreement dated January 19, 1996 incorporated herein by reference to Form 8-K dated January 19, 1996.

          10.1 Agreement for Sale of Assets from Flo Control, Inc. dated as of January 20, 1995, by and among Buffton Corporation, a Delaware corporation, Flo Control, Inc., a Delaware corporation ("Seller") and F.C. Acquisition, Inc., a California corporation ("Buyer") incorporated herein by reference to Form 8-K dated January 20, 1995.

               10.2 Agreement for sale of Florida Realty Joint Venture interests from Flo Control, Inc., dated January 20, 1995 by and among Buffton Corporation, a Delaware corporation, Flo Control, Inc. a Delaware corporation, ("Seller") and F.L.C. Property Acquisition, Inc., a California corporation ("Buyer") incorporated herein by reference to Form 8-K dated January 20, 1995.

               10.3 Agreement for Sale of Secondary Containment Assets from Flo Control, Inc., dated January 20, 1995, by and among Buffton Corporation, a Delaware corporation, Flo Control, Inc., a Delaware corporation ("Seller") and Patrick Hopkins and Flo-Safe Systems, Inc. a Wisconsin corporation ("Buyer") incorporated herein by reference to Form 8-K dated January 20, 1995.

               10.4 Second Amendment to Accounts Financing Agreement dated January 20, 1995 by and among Congress Financial Corporation, Current Technology, Inc., Electro-Mech, Inc., and Flo Control, Inc. incorporated herein by reference to Form 8-K dated January 20, 1995.

               10.5 Second Amended and Restated Revolving Credit Note incorporated herein by reference to Form 8-K dated January 20, 1995.

               10.6 Rights Amendment Agreement dated November 15, 1995 incorporated herein by reference to Form 8-K dated November 15, 1995.

               11     Statement of Computation of Earnings Per Share

               21     Subsidiaries of the Company

               23     Consent of Independent Accountants

               27     Financial Data Schedule

                                  Signatures


  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  BUFFTON CORPORATION                                              Date
                                                           ---------------------


  By: /s/ Robert H. McLean                                   December 13, 1996
      -------------------------------------                ---------------------
      Robert H. McLean, President and
      Chief Executive Officer


  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacity and on the dates indicated.


      /s/ Robert H. McLean                                   December 13, 1996
      -------------------------------------                ---------------------
      Robert H. McLean, President and Chief
      Executive Officer; Chairman of the
      Board of Directors (Principal
      Executive Officer)


      /s/ Robert Korman                                      December 13, 1996
      -------------------------------------                ---------------------
      Robert Korman, Vice President and
      Chief Financial Officer


      /s/ Bruno D'Agostino                                   December 13, 1996
      -------------------------------------                ---------------------
      Bruno D'Agostino, Director


      /s/ John M. Edgar                                      December 13, 1996
      -------------------------------------                ---------------------
      John M. Edgar, Director


      /s/ Hampton Hodges                                     December 13, 1996
      -------------------------------------                ---------------------
      Hampton Hodges, Director


      /s/ H.T. Hunnewell                                     December 13, 1996
      -------------------------------------                ---------------------
      H.T. Hunnewell, Director


      /s/Walter D. Rogers, Jr.                               December 13, 1996
      -------------------------------------                ---------------------
      Walter D. Rogers, Jr., Director


      /s/ Russell J. Sarno                                   December 13, 1996
      -------------------------------------                ---------------------
      Russell J. Sarno, Director

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

    Schedule IX -   Valuation and Qualifying Accounts                       F-20



Schedules other than the ones listed above have been omitted since they are either not required, not applicable, or the required information is shown in the financial statements or related notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Buffton Corporation

In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Buffton Corporation and its subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ Price Waterhouse LLP


Fort Worth, Texas
November 15, 1996

                              BUFFTON CORPORATION

                     Consolidated Statements of Operations


                                                                  For the Years Ended September 30,
                                                                  --------------------------------
                                                                    1996       1995        1994
                                                                   ------     ------      ------
                                                               (In thousands, except per share amounts)

      Net revenues.............................................    $25,175    $19,187     $30,432
      Net gain on sale of certain operating assets.............          -          -       1,050
                                                                   -------    -------     -------
                                                                    25,175     19,187      31,482
                                                                   -------    -------     -------

      Costs and expenses:
        Cost of goods sold (exclusive of depreciation).........      8,402      5,890      17,080
        Selling, general and administrative....................     13,052     10,939      10,649
        Depreciation and amortization..........................      1,281        961       1,202
        Interest...............................................        235        124         316
                                                                   -------    -------     -------

        Total costs and expenses...............................     22,970     17,914      29,247
                                                                   -------    -------     -------

      Income from continuing operations before income taxes....      2,205      1,273       2,235
      Income tax provision (benefit)...........................        811        (31)        233
                                                                   -------    -------     -------
      Income from continuing operations........................      1,394      1,304       2,002
                                                                   -------    -------     -------

      Discontinued operation:
        Loss from operations, net of income tax benefits of
        $107,000 and $49,000, respectively.....................          -       (199)        (94)
        Loss on disposal, net of income tax benefit
        of $754,000............................................          -     (2,314)          -
                                                                   -------    -------     -------

        Loss from discontinued operation.......................          -     (2,513)        (94)
                                                                   -------    -------     -------

      Net income (loss)........................................    $ 1,394    $(1,209)    $ 1,908
                                                                   =======    =======     =======

      Primary income (loss) per average common share:
        Continuing operations..................................    $   .22    $   .24     $   .39
        Discontinued operation.................................          -       (.46)       (.02)
                                                                   -------    -------     -------
        Net income (loss)......................................    $   .22    $  (.22)    $   .37
                                                                   =======    =======     =======

        Weighted average common shares outstanding.............      6,441      5,465       5,120
                                                                   =======    =======     =======

Fully diluted income (loss) per common share:
        Continuing operations..................................    $   .21    $   .24     $   .39
        Discontinued operation.................................          -       (.46)       (.02)
                                                                   -------    -------     -------
        Net income (loss)......................................    $   .21    $  (.22)    $   .37
                                                                   =======    =======     =======

        Fully diluted common shares outstanding................      6,649      5,465       5,120
                                                                   =======    =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                              BUFFTON CORPORATION

                          Consolidated Balance Sheets

                                    Assets

                                                                                     September 30,
                                                                                 ------------------------
                                                                                     1996          1995
                                                                                 -------------    -------
                                                                                      (In thousands)
     Current assets:
      Cash and cash equivalents..............................................          $ 1,659    $     7
      Accounts receivable, less allowance for doubtful accounts of
       $35,000 and $75,000, respectively.....................................            3,370      2,893
      Inventories............................................................            1,396      2,031
      Prepaid and other current assets.......................................              492        498
                                                                                       -------    -------

       Total current assets..................................................            6,917      5,429

     Property, plant and equipment, net......................................            9,631      5,467

     Patents, net of accumulated amortization of $1,529,000
       and $1,358,000, respectively..........................................            1,451      1,617
     Goodwill, net of amortization of $845,000 and $666,000, respectively....            4,120      3,503
     Deferred income taxes...................................................                -        590
     Long-term notes receivable..............................................              540        350
     Other assets, net.......................................................              505        268
                                                                                       -------    -------
                                                                                       $23,164    $17,224
                                                                                       =======    =======
                                         Liabilities and Stockholders' Equity
     Current liabilities:
      Current portion of long-term debt......................................          $   187    $     -
      Accounts payable.......................................................            1,152      1,001
      Accrued liabilities....................................................            1,524      1,368
      Income taxes...........................................................              311        236
                                                                                       -------    -------
       Total current liabilities.............................................            3,174      2,605

     Long-term debt..........................................................            2,493          -
     Deferred income taxes...................................................                4          -

     Stockholders' equity:
      Preferred stock $.01 par value; 5,000,000 shares authorized;
       no shares issued and outstanding......................................                -          -
      Common stock $.05 par value; 30,000,000 shares authorized;
       outstanding shares 6,726,878 and 5,685,378, respectively..............              337        284
      Additional paid-in capital.............................................           14,354     12,571
      Retained earnings......................................................            3,158      1,764
      Treasury stock, at cost, 183,350 shares................................             (356)         -
                                                                                       -------    -------
                                                                                        17,493     14,619
     Commitments and contingencies (Note 2 and 12)...........................
                                                                                       -------    -------
                                                                                       $23,164    $17,224
                                                                                       =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

                              BUFFTON CORPORATION

                      Consolidated Statements of Cash Flow


                                                                    For the Years Ended September 30,
                                                                   ------------------------------------
                                                                     1996          1995         1994
                                                                   ---------    ----------    ---------
                                                                              (In thousands)

  Cash flows from operating activities:
    Net income (loss)..........................................     $ 1,394       $(1,209)     $ 1,908
    Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities:
     Depreciation..............................................         704           594        1,424
     Amortization..............................................         577           564          662
     Deferred income taxes.....................................         594          (920)         102
      Bad debt provision.......................................          40           (84)          (3)
     Net (gain) loss on sale of assets.........................           -         3,068       (1,050)
     Issuance of common stock in payment for services..........         139           571            -
     Change in components of current assets and liabilities
       (exclusive of acquisitions and dispositions):
       Accounts receivable.....................................        (662)       (1,137)        (269)
       Inventories.............................................         639          (958)        (387)
       Prepaid and other.......................................           -          (536)          80
       Accounts payable........................................          34           191         (438)
       Accrued liabilities.....................................         119          (297)      (2,238)
       Income taxes payable....................................          75           (18)         152
                                                                    -------       -------      -------
  Net cash provided by (used for) operating activities.........       3,653          (171)         (57)
                                                                    -------       -------      -------

  Cash flows from investing activities:
   Additions to property, plant and equipment..................      (1,613)       (1,337)      (1,257)
   Proceeds from sale of operating assets......................         100         3,750        9,461
   Acquisitions................................................      (1,212)       (1,653)        (159)
   Additions to other assets...................................           -           (55)           -
                                                                    -------       -------      -------

  Net cash provided by (used for) investing activities.........      (2,725)          705        8,045
                                                                    -------       -------      -------

  Cash flows from financing activities:
    Additions to debt..........................................       1,200             -          600
    Repayments of debt.........................................        (120)       (3,723)      (5,842)
    Treasury stock purchases...................................        (356)            -            -
                                                                    -------       -------      -------

  Net cash provided by (used for) financing activities.........         724        (3,723)      (5,242)
                                                                    -------       -------      -------

  Net increase (decrease) in cash..............................       1,652        (3,189)       2,746

  Cash at beginning of year....................................           7         3,196          450
                                                                    -------       -------      -------

  Cash at end of year..........................................     $ 1,659       $     7      $ 3,196
                                                                    =======       =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                              BUFFTON CORPORATION

           Consolidated Statements of Changes in Stockholders' Equity

             For the Years Ended September 30, 1996, 1995, and 1994

                                                             Additional
                                                   Common     Paid-in      Treasury     Retained
                                                   Stock      Capital        Stock      Earnings      Total
                                                   ------    ----------    ---------    ---------    --------

     Balance at September 30, 1993.............     $ 234       $11,226    $      -      $ 1,065     $12,525

     Issuance of 600,000 shares of $.05 par
      value common stock for acquisition.......        30           794           -            -         824

     Net income................................         -             -           -        1,908       1,908
                                                     ----       -------    --------     --------     -------

     Balance at September 30, 1994.............       264        12,020           -        2,973      15,257

     Issuance of 407,356 shares of $.05 par
      value common stock for payment of
      services.................................        20           551           -            -         571

     Net loss..................................         -             -           -       (1,209)     (1,209)
                                                     ----       -------    --------     --------     -------

     Balance at September 30, 1995.............       284        12,571           -        1,764      14,619

     Issuance of 951,500 shares of $.05 par
      value common stock for acquisitions......        48         1,649           -            -       1,697

     Issuance of  90,000 shares of $.05 par
      value common stock for services..........         5           134           -            -         139

     Purchase of 183,350 shares of $.05
     par value common stock....................         -             -        (356)           -        (356)

     Net income................................         -             -           -        1,394       1,394
                                                     ----       -------    --------     --------     -------

     Balance at September 30, 1996.............     $ 337       $14,354    $   (356)     $ 3,158     $17,493
                                                     ====        ======    ========      =======     =======


The accompanying notes are an integral part of these consolidated financial statements.

                              BUFFTON CORPORATION

                   Notes to Consolidated Financial Statements
                       September 30, 1996, 1995 and 1994


Note 1 - Summary of Significant Accounting Policies

Business

Buffton Corporation (the Company) is principally engaged in the manufacture of filter surge suppressors and power distribution systems and the operation of food and beverage and lodging establishments. These consolidated financial statements include all of the assets, liabilities, revenues, and costs and expenses of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.


Cash and cash equivalents

For purposes of the Consolidated Statements of Cash Flow, cash and cash equivalents consist of cash in banks and cash investments in immediately available interest bearing accounts.


Inventories

Inventories are stated at the lower of cost (first in, first out) or market.


Property, plant and equipment

Property, plant and equipment are recorded at cost and depreciated by the straight-line method over estimated useful lives of three to forty years.

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

Impairment of Long-Lived Assets

In March 1995, the Financial Accounting Standards Board issued FAS 121 on "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This statement requires companies to investigate potential impairments of long-lived assets, certain identifiable intangibles, and associated goodwill on an exception basis, when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. Upon adoption, where such circumstances exist, the Company will evaluate the carrying amount of the related long-lived assets by estimating future cash flows expected to result from the use of such assets and their eventual disposition. If future cash flows (undiscounted and without interest charges) are less than the carrying amount of the assets, an impairment loss will be recorded. The impairment loss is to be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company is required to adopt this statement on October 1, 1996; however, such adoption is not expected to have a material impact on the Company's results of operations or financial condition.

Accounting for Stock-Based Compensation

In October 1995, the FASB issued FAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which is effective for fiscal years beginning after December 15, 1995. Effective October 1, 1996, the Company will adopt FAS 123 which establishes financial accounting and reporting standards for stock-based employee compensation plans. The pronouncement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock option compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Entities electing to remain with the accounting in APB 25 must make proforma disclosures of net income and earnings per share as if the fair value based method of accounting defined in FAS 123 had been applied. The Company will continue to account for stock-based employee compensation plans under the intrinsic method pursuant to APB 25 and will make the disclosures in its footnotes as required by FAS 123.

Income taxes

The Company records deferred income taxes under the asset and liability method, which requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities and other tax attributes, including tax loss and credit carryforwards. The Company provides a valuation allowance for the amount of tax assets not expected to be realized.

Advertising Cost

The Company's advertising expenditures are expensed in the period the advertising first occurs. Advertising expense for fiscal years ended September 30, 1996, 1995 and 1994 approximated was $185,000, $215,000 and $249,000, respectively.

Net income (loss) per share

Primary net income (loss) per share has been computed on the basis of the weighted average number of common shares outstanding; the effect of outstanding stock options is immaterial for purposes of calculating primary net income
(loss) per share for 1996, 1995 and 1994. Fully diluted net income (loss) per share for fiscal 1996 includes an additional 208,000 shares relating to outstanding stock options calculated using the treasury stock method. The effect of outstanding stock options was immaterial for purposes of calculating fully diluted net income (loss) per share for 1995 and 1994.

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Actual results could differ from those estimates.


Reclassifications

Certain prior years' amounts have been reclassified to conform with the 1996 presentation.


Note 2 - Acquisitions and Dispositions

Effective January 1, 1994, the Company entered into a purchase and sale agreement with Entertainment Centers of America, Inc. (ECA) to acquire certain entertainment facilities located in the New Orleans, Louisiana (Bourbon Street Hospitality) of ECA in exchange for the Company's outstanding note receivable from and equity interest in ECA approximating $2,641,000 as well as 600,000 shares of its common stock and $159,000 in cash. The market value of the 600,000 shares was $824,000 at the date of the acquisition. The assets acquired consisted of cash, inventory, leasehold interests and improvements, sound, light, video and bar equipment and certain other assets, including prepaids. Liabilities assumed by a subsidiary of the Company consisted of trade accounts payable, other accrued liabilities in ordinary course of business and debt outstanding at January 1, 1994. The total purchase price was $4,192,000 including liabilities assumed of $568,000.

In addition to the above described transactions with ECA, the Company had a note receivable from ECA at January 1, 1994 aggregating $400,000 and advances of $320,000. The Company also had an option to purchase the stock of AFC from ECA at the greater of fair market value, to be determined by an independent appraisal, or $300,000. The Company exercised its option January 1, 1994 and exchanged its note receivable from and advances to ECA for the stock of AFC. The note receivable and advances approximated the fair market value of the AFC stock at the date of exchange. The total purchase price was $832,000 including liabilities assumed of $112,000 consisting primarily of ordinary trade payables. AFC operates an American Bistro restaurant , Lucile's, located in Fort Worth, Texas. After the January 1, 1994 transactions, the Company no longer held an interest in ECA.

The 1994 acquisitions were accounted for under purchase accounting and the results of operations were consolidated beginning with the effective dates. Excess of purchase price over fair value of net tangible assets acquired was $4,113,000 at effective date of the acquisitions and is included in Goodwill in the accompanying Consolidated Balance Sheet. Unaudited proforma results from continuing operations as if the acquisitions had occurred at the beginning of fiscal 1994, are as follows:

                                                       Year Ended
                                                   September 30, 1994
                                                   --------------------
                                         (In thousand, except per share amounts)

Revenues....................................              $42,882
Income (loss) from continuing operations....                1,889
Income (loss) per average common share......                  .37

Bourbon Street Hospitality, originally consisting of 701 Bourbon Street, 735 Bourbon Street and 441 Bourbon Street, and American Food Classics, Inc. (AFC) are included in BFX Hospitality Group, Inc. (Hospitality Group). During 1994, the Company closed the 735 Bourbon Street facility. During 1996, the Company sold the operations located at 441 Bourbon Street. The proceeds of $464,000, consisting of cash and a note receivable of $350,000, approximated the book value of the assets that were sold. There was no change to the carrying value of assets that were not sold as they were transferred for use in the other Bourbon Street Hospitality location.

Effective February 28, 1994, Contex Electronics, Inc., a wholly owned subsidiary of the Company, sold all of the operating assets and liabilities of MoldCon, Inc. (MoldCon) and Tri-Tec Engineering Corporation (Tri-Tec), two of its wholly owned subsidiaries. The sales price for the assets was $9,277,000 in cash plus the assumption of certain liabilities by the buyer. The net proceeds from the disposition were used to reduce bank debt approximating $5,000,000 and for short-term investments. The assets sold consisted primarily of trade accounts receivable, inventory, machinery, equipment and furniture and fixtures. Liabilities assumed by the Buyer consisted of trade accounts payable and other accrued liabilities in the ordinary course of business. The assets and liabilities related to the manufacture of molded internal and external cable assemblies and internal wiring harnesses. After deducting applicable selling expenses, the Company reported a pretax gain of $1,050,000 on the sale. Revenue and operating profit of the businesses sold were $10,243,000 and $146,000, respectively, during fiscal 1994.

During June 1994, the Company shutdown its Contex cable assembly plant in Vestal, New York and sold certain inventory, customer contracts and certain machinery and equipment to The JPM Company. The remaining assets, primarily trade accounts receivable, were liquidated.

By approval of the Company's Board of Directors in December 1994, in a transaction effective January 1, 1995, the Company sold the operations of Flo Control, Inc. (Flo Control), headquartered in Burbank, California. The purchaser of these operations was Mr. Russell J. Sarno, President of Flo Control and a board member of the Company. Mr. Sarno purchased virtually all of the assets of Flo Control for $3,100,000 in cash and assumed $800,000 of Flo Control's liabilities. As a condition of the sale, Mr. Sarno agreed to purchase Flo Control's 95% ownership interest in the Florida Realty Joint Venture for $150,000 in cash and assume the related non-recourse mortgage approximating $2.3 million. In connection with these transactions, Flo Control's secondary containment product line was sold to Mr. Pat Hopkins, an unrelated third party, for a $500,000 note. The note bears interest at 8% per annum. Payments are due semiannually and continue through December 31, 1999 in the amount of $50,000 plus earned interest. The note is secured by the assets sold and the personal guaranty of an unrelated third party individual. As a result of the above transactions, the Company recognized a loss on disposal of $2,314,000, net of income tax benefit, during fiscal 1995. The sale of Flo Control was accounted for as a discontinued operation. The cash proceeds from the sale were used to reduce the company's outstanding debt with its lender. Revenues for Flo Control were as follows (In thousands):

                         1995...........  $  2,435
                         1994...........    10,987

Through its commercial real estate operation, Buffton Realty Ventures, the Company acquired an office building located in Fort Worth, Texas during August 1995. The purchase price for the property was approximately $1,650,000. Revenue generated from this property for fiscal 1996 approximated $438,000.

At September 30, 1996, future minimum rentals for non-cancellable leases associated with this building were as follows (in thousands):

                         1997...........  $     438
                         1998...........        438
                         1999...........        438
                         2000...........        365
                                              -----

                                         $    1,679
                                              =====

Effective January 1, 1996, the Company entered into an agreement to purchase the assets of Cabo Tacobar One, Ltd., a Mexican restaurant concept with Central and South American influences located in Houston, Texas, for $589,000 in cash, 375,000 shares of the Company's common stock (with an estimated fair market value of $656,000), and a one year option to purchase an additional 150,000 shares of the Company's common stock at a price of $2.00 per share. Additionally, the Company issued 76,500 shares of its common stock for commissions incurred in connection with the acquisition which resulted in increased acquisition costs of $153,000. Excess of purchase price over fair value of net tangible assets acquired, recorded as Goodwill, approximates $1,300,000 and is being amortized on a straight line basis over 15 years. Effective January 1, 1996, the Company also entered into an agreement to purchase the assets and assume certain liabilities of the Stockyards Hotel, located in Fort Worth, Texas, for $500,000 in cash, 450,000 shares of the Company's common stock (with an estimated fair market value of $788,000) and the refinancing of a $1,600,000 bank term loan. Under this agreement, the Company has guaranteed, until March 15, 1997, a sales price of $2.05 per share for any of this stock that may be sold. At September 30, 1996, no liability had been incurred under the guarantee agreement. These acquisitions were accounted for under purchase accounting and are included in the Company's results of operations beginning on the acquisitions' effective date of January 1, 1996.

Unaudited proforma results from continuing operations, as if the acquisitions had occurred at the beginning of each respective period, are as follows:

                                                                        Year Ended September 30,
                                                                       --------------------------
                                                                         1996               1995
                                                                       -------            -------

       Revenues........................................                $25,973            $21,670
       Net income from continuing operations...........                  1,437              1,389
       Primary income per average common share.........                    .22                .22
       Fully diluted income per common share...........                    .21                .22

     Note 3 - Inventories

     The components of inventories are as follows:
                                                                               September 30,
                                                                        --------------------------
                                                                          1996               1995
                                                                        -------            -------
                                                                             (In thousands)
          Raw materials................................                 $ 1,140            $ 1,450
          Work in process..............................                      86                323
          Finished goods...............................                     170                258
                                                                        -------            -------

             Total inventories.........................                 $ 1,396            $ 2,031
                                                                        =======            =======

     Note 4 - Property, Plant and Equipment

     Major classes of property, plant and equipment consist of the following:

                                                                              September 30,
                                                                        --------------------------
                                                                          1996               1995
                                                                        -------            -------
                                                                              (In thousands)
          Building and improvements....................                 $ 9,290            $ 5,377
          Machinery and equipment......................                     568                394
          Furniture and fixtures.......................                   1,724              1,233
                                                                        -------            -------

                                                                         11,582              7,004
          Less accumulated depreciation
           and amortization............................                   2,626              2,062
                                                                        -------            -------
                                                                          8,956              4,942
          Land.........................................                     675                525
                                                                        -------            -------

             Net property, plant and equipment.........                 $ 9,631            $ 5,467
                                                                        =======            =======

Note 5 - Long-Term Debt

In January, 1996, the Company refinanced a $1,600,000 bank term loan assumed in the acquisition of the Stockyards Hotel which is secured by a deed of trust on the hotel property. The note currently bears interest at the established prime rate; however, this rate can increase, subject to certain financial ratios, to a maximum of 1% above the prime rate. The note is payable in 59 monthly installments of $13,350 plus accrued interest, with the balance due on January 19, 2001. At September 30, 1996, the balance owed on this debt was $1,493,000.

In March 1996, one of the Company's subsidiaries entered into a one year financing agreement with a bank to replace its existing line of credit. The commitment consists of a $2,000,000 revolving line of credit, all of which was available for borrowing at September 30, 1996, and is secured by the accounts receivable and inventory of the subsidiary. The terms of the finance agreement provide for interest to be paid monthly at a floating rate equal to the established prime rate. The agreement also provides for a commitment fee of 0.25% per annum of the unused portion of the facility.

In March 1996, the Company borrowed $1,200,000 from an insurance company. The note is secured by a deed of trust on a commercial office building located in Fort Worth, Texas. The note bears interest at 7.75%, payable in 119 monthly installments of $9,852 with a final payment of $831,000 due April 1, 2006. At September 30, 1996, the balance owed on this debt was $1,187,000.

The prime rate at September 30, 1996 was 8.25%.

At September 30, 1996, future principal payments on long-term debt are due as follows:

               1997..............................               $  187
               1998..............................                  189
               1999..............................                  191
               2000..............................                  194
               2001 and thereafter...............                1,919
                                                                ------
                                                                $2,680
                                                                ======

Note 6 - Accrued Liabilities

Accrued liabilities are comprised of the following:


                                                             September 30
                                                      -------------------------
                                                        1996             1995
                                                      --------         --------
                                                           (In thousands)
          Accrued commissions............             $    653         $    537
          Accrued payroll................                  232              443
          Accrued bonus..................                  270              158
          Other..........................                  369              230
                                                      --------         --------
                                                      $  1,524         $  1,368
                                                      ========         ========

Note 7 - Income Taxes

The provision (benefit) for income taxes includes the following:

                                                                                   Years Ended September 30,
                                                                     -----------------------------------------------------------
                                                                       1996                    1995                       1994
                                                                     --------                --------                   --------
                                                                                           (In thousands)
Current:
   Federal.......................................................    $     47                $    (72)                  $      -
   State.........................................................         170                     100                         82
Deferred federal.................................................         594                    (412)                       641
Decrease in valuation allowance..................................           -                    (508)                      (539)
                                                                     --------                --------                   --------
                                                                     $    811                $   (892)                     $ 184
                                                                     ========                ========                   ========

The income tax provision (benefit) is categorized as follows:
                                                                                   Years Ended September 30,
                                                                     -----------------------------------------------------------
                                                                       1996                    1995                       1994
                                                                     --------                --------                   --------
                                                                                           (In thousands)
   Continuing operations.........................................    $    811                $    (31)                  $    233
   Discontinued operations.......................................           -                    (861)                       (49)
                                                                     --------                --------                   --------
                                                                     $    811                $   (892)                  $    184
                                                                     ========                ========                   ========

Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred tax liabilities and assets are comprised of the following (in thousands):

                                                                     September 30,
                                                               ----------------------
                                                                  1996          1995
                                                                 ------        ------
               Gross deferred tax liabilities
               ------------------------------
               Depreciation                                    $  396          $  357
               Other                                                -               -
                                                               ------          ------
                                                                  396             357
                                                               ------          ------
               Gross deferred tax assets
               -------------------------
               Capital loss carryforwards                         271             271
               Alternative minimum tax credit
                carryforwards                                     272             424
               General business credit carryforwards               88               -
               Consolidated operating loss carryforward             -             413
               Inventory costs                                     20              10
               Bad debt reserves                                   12              26
               Other                                                -              74
                                                               ------          ------
                                                                  663           1,218
               Valuation allowance                               (271)           (271)
                                                               ------          ------
                                                                  392             947
                                                               ------          ------
               Deferred income tax (benefit) liability         $    4          $ (590)
                                                               ======          ======

As a result of the disposition of Flo Control (see Note 2) with its historical losses and the improved profitability of the Company's continuing operations, the Company reduced its valuation allowance by approximately $314,000 in 1995.

The Company has tax credits of approximately $360,000 which may be offset against future income taxes payable. Additionally, the Company has a capital loss carryforward of $797,000 which expires in 1997. The Company maintained its valuation allowance associated with the capital loss carryforward since the carryforward period is limited and its potential future use is restricted.

The Company's consolidated income tax expense (benefit) from continuing operations differs from that amount calculated by applying the federal statutory rate for the following reasons (in thousands):

                                                                                 Years Ended September 30,
                                                                     ---------------------------------------------
                                                                       1996               1995              1994
                                                                     ---------          --------          --------

Tax  provision (benefit)  at federal statutory rate.........          $    750           $   446           $   782
State income taxes, net of
 federal income tax benefit.................................               112                66                54
Adjustments to valuation allowance for
 deferred tax assets........................................                 -              (314)             (539)
Reversal of income tax accrual..............................                 -              (255)                -
Other, net..................................................               (51)               26               (64)
                                                                      --------           -------           -------
                                                                      $    811           $   (31)          $   233
                                                                      ========           =======           =======

Note 8 - Stockholders' Equity

Stock options

The Company currently maintains an Employee Incentive Stock Option Plan (Employee Plan), which allows certain employees and officers of the Company, other than officers serving on the Board of Directors to acquire or increase their proprietary interest in the success of the Company and encourage such individuals to remain in the employ of the Company. A total of 100,000 shares of the Company's common stock can be issued under the Employee Plan. Stock options issued are subject to certain terms and conditions. Options granted must be exercised within ten years of the date of such grant or within five years, if an option is granted to an employee who owns in excess of 10% of all outstanding common stock of the Company. Generally options are not exercisable until the employee has been continuously employed by the Company for one year. Options terminate and become unexercisable upon the termination of the employee, unless such termination is without cause or is due to death or total and permanent disability. On August 2, 1995, and December 26, 1995, 80,000 and 20,000 options, respectively, were granted to certain employees of the Company at an exercise price of $1.50 per share which was the fair market value at date of grants. At September 30, 1996, there were no shares available for grant; 20,000 options were available at September 30, 1995.

In connection with the acquisition of Cabo, the Company granted 150,000 options to purchase shares of its common stock to the seller under a nonqualified stock option agreement. The options were granted at an exercise price of $2.00 per share, which was the fair market value at date of grant. The option agreement terminates on December 31, 1996.

In September 1989, the Board of Directors adopted the Buffton Corporation Equity Participation Plan (the "1989 Plan") to afford key employees the opportunity to purchase shares of the Company's common stock as a reward for past performance and an incentive for future performance . Under the 1989 Plan, 500,000 shares of the Company's stock may be issued. At February 3 and August 2, 1995, 450,000 options and 50,000 options, respectively, were granted to certain officers of the Company at an exercise price of $1.50 per share which was the fair market value at date of grant. The non-qualified options are fully vested and must be exercised within five years of the date of grant. The options do not terminate upon termination of the officer's employment and may be transferred by will or by the laws of descent and distribution. The options may be exchanged for options that are substantially equivalent in number, percentage of ownership and price (as it relates to book value) in each of the Company's subsidiaries.
At September 30, 1996 and 1995 there were no shares available for grant.

In August 1996, the Board of Directors adopted the Buffton Corporation Equity Participation Plan (the "1996 Plan") to afford key employees the opportunity to purchase shares of the Company's common stock as a reward for past performance and an incentive for future performance. Under the 1996 Plan, 300,000 shares of the Company's stock may be issued. In August and September, 1996, 260,000 options were granted to certain officers of the Company at an exercise price of $1.62-$1.94 per share which was the fair market value at date of grant. The non-qualified options are fully vested and must be exercised within five years of the date of grant. The options do not terminate upon termination of the officer's employment and may be transferred by will or by the laws of descent and distribution. The options may be exchanged for options that are substantially equivalent in number, percentage of ownership and price (as it relates to book value) in each of the Company's subsidiaries. Additionally, in September 1996, 40,000 options were granted under the 1996 Plan to certain employees of the Company at an exercise price of $1.94 which was the fair market value at date of grant. The term of the options is for six years and become exercisable at a rate of 20% per year beginning one year after the date of grant. The options terminate and become unexercisable upon termination of the employee, unless such termination is without cause or is due to death or total and permanent disability. At September 30, 1996 there were no shares available for grant.

A summary of outstanding options are as follows:

                                                                Number of Shares
                                     -------------------------------------------------------------------
                                     Incentive    Other Non-      1989 Equity       1996 Equity
                                       Stock      Qualified         Partici-         Partici-
                                      Options      Options        pation Plan       pation Plan      Total
                                     ---------   ----------       -----------       -----------    ---------
Options outstanding
  September 30, 1994.............            -             -                -                -             -

  Issued.........................           80             -              500                -           580
                                     ---------    ----------       ----------        ---------      --------

Options outstanding
  September 30, 1995.............           80             -              500                -           580

  Issued.........................           20           150                -              300           470
                                     ---------    ----------       ----------        ---------      --------

Options outstanding
  September 30, 1996.............          100           150              500              300         1,050
                                     =========    ==========       ==========        =========      ========

Options currently exercisable
  September 30, 1996.............           16           150              500              260           926
                                     =========    ==========       ==========        =========      ========

Price range at
  September 30, 1996.............         1.50          2.00             1.50             1.62-
                                                                                          1.94

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

Note 9 - Employee Benefit Plans

The Company has established a Defined Contribution Plan ("the Plan") written in conformity with Section 401(k) of the Internal Revenue Code covering all employees subject to certain eligibility requirements. Under the Plan the Company contributes a discretionary amount to a trust each year. The amounts charged against income for the Company's contribution for the years ended September 30, 1996, 1995 and 1994 were $71,000, $65,000, and $60,000, respectively.

Note 10 - Related Party Transactions

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


Note 11 - Business Segments

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

                                                                                Nonoperating
                                                                                     Gains,
                                                                                  Interest and
                                                                                  Unallocated
                                                  Electronic     Hospitality       Corporate
                                         Year      Products        Group            Expense        Total
                                         ----     ----------     -----------    ------------      -------
Net Sales (b)....................        1996       $15,788         $9,027         $   360        $25,175
                                         1995        12,056          6,623             331         19,010
                                         1994        25,056          4,979             346         30,381

Depreciation and amortization....        1996           312            845             124          1,281
                                         1995           293            550             118            961
                                         1994           618            443             141          1,202

Operating profit (loss)..........        1996         3,754            149          (1,698)         2,205
                                         1995         2,414            244          (1,385)         1,273
                                         1994         2,179           (227)            283(c)       2,235

Capital expenditures.............        1996           158          4,430             140          4,728
                                         1995           274          1,873             679          2,826
                                         1994           433             30              82            545

Identifiable assets (a)..........        1996         6,225         13,285           3,654         23,164
                                         1995         6,731          6,362           4,131         17,224
                                         1994         7,707          4,949           2,528         15,184

     (a) Identifiable assets for 1994 excludes $9,886,000 relating to Flo Control, representing the Plastic Products segment, that was sold during 1995.
     (b) The Electronic Products segment had one customer that accounted for 15.2% of consolidated net sales in 1996.
     (c) In 1994, operating loss was reduced by $1,050,000 representing gain on sale of assets and $217,000 representing settlement of litigation.

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

     Corporate operating loss (income) includes the following:

                                                                Years Ended September 30,
                                                      -----------------------------------------------
                                                       1996               1995                 1994
                                                      ------             ------               -------
                                                                     (In thousands)
          Interest expense........................    $  235             $  124               $   316
          Other unallocated corporate expenses....     1,463              1,261                   668
          Settlement of litigation................         -                  -                  (217)
          Gain on sale of assets..................         -                  -                (1,050)
                                                      ------             ------               -------
                                                     $ 1,698            $ 1,385               $  (283)
                                                     =======            =======               =======

     General corporate assets are principally fixed assets.


     Note 12 - Commitments and Contingencies

     The Company has various leases for real property and equipment. In addition to rental payments, certain leases provide that the Company pay taxes, insurance and other operating expenses applicable to the leased property. Rental expense under operating leases for the years ended September 30, 1996, 1995 and 1994 was $795,000, $645,000, and $1,197,000,
     respectively.

     At September 30, 1996, future minimum payments for non-cancellable operating leases for facilities and equipment with terms in excess of one year were as follows (in thousands):

               1997...................................      $  476
               1998...................................         408
               1999...................................         408
               2000...................................         305
               2001 and beyond........................       1,284
                                                           -------
                                                           $ 2,881
                                                           =======

     During March 1992, the United States Environmental Protection Agency (EPA), issued a Record of Decision (ROD) with respect to the Company's Superfund Site in Vestal, New York. An Administrative Order for Remedial Design and Remedial Action was issued on October 1, 1992. The ROD requires the Company to construct a water treatment facility at the site and to pump contaminated ground water from bedrock and overburden extraction wells for 15 to 30 years until remediation goals were met. In December 1992, the Company's environmental consultants prepared and submitted a Remedial Design Work Plan (RDWP) to the EPA. The EPA issued comments on the RDWP on October 1, 1993, and a revised RDWP was submitted to the EPA on October 21, 1993. During February 1994, the Company received comments from the EPA with respect to the revised RDWP and the Company's environmental consultants submitted a response. The EPA approved the revised RDWP in October 1994. On November 14, 1994, engineering design and related fieldwork was begun in order to meet the specifications of the revised RDWP.

     During fiscal 1996 and 1995, $238,000 and $430,000, respectively, were incurred for work related to the engineering design. These costs were capitalized when incurred because the remedy would prevent further environmental contamination with respect to the contaminated ground water being pumped from the extraction wells and improve the property compared with its condition when acquired by the Company. Due to concerns about the correctness of the remedy provided for in the ROD, additional fieldwork was performed and in June 1995, an RDWP Addendum was prepared and submitted to the EPA. The Company received comments from the EPA regarding this Addendum, and the Company's environmental consultants submitted a response shortly thereafter.

     On August 24, 1995, the Company and its legal and environmental consultants met with officials of the EPA and agreed on additional fieldwork deemed necessary by the EPA to support the Company's position regarding the RDWP Addendum. At this meeting, officials of the EPA agreed the remedy needed to be modified and that certain requirements under the existing ROD needed to be eliminated or reduced in scope. However, the EPA has not approved any changes to the remedy and amended the ROD.

     Additional fieldwork provided for in the RDWP Addendum has been conducted at the site and resulted in the formulation of a revised remedy. On December 19, 1995, the Company and its legal and environmental consultants presented to the EPA the RDWP Addendum and the recommended changes to the ROD in the form of a revised remedy. The revised remedy was favorably received by the EPA is currently being reviewed. The revised remedy would eliminate certain requirements of the existing ROD and would primarily include removing and treating contaminated soil, significantly reducing the time period for remediation. Initial estimates of the revised remedy indicate initial costs of approximately $800,000 to $900,000, and ongoing maintenance costs of approximately $200,000 to $250,000 in the aggregate. The costs would be incurred over a one to two year period after the ROD is amended with the ongoing maintenance costs being incurred over a five year period after initial cost completion. If the EPA amends the ROD and adopts the revised remediation treatment, the Company would, at the date of amendment, expense the estimated future costs of implementing this alternative as well as all prior costs incurred, approximating $668,000 through September 30, 1996, associated with the implementation of the original ROD. On July 16, 1996, the Company and its legal and environmental representatives met with the EPA to review the EPA's written response to the revised remedy presented in December 1995. The EPA now estimates that a revised ROD can be issued by early 1997.

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


     Note 13 - Supplemental Disclosures of Cash Flow Information

Supplemental schedule of cash payments:
                                                     Years Ended September 30,
                                                     -------------------------
                                                       1996     1995    1994
                                                     -------   ------  -------
    Cash paid for:
       Interest................................       $ 231    $ 249    $ 902
       Income taxes............................          44       58       20


Supplemental schedule of noncash investing and financing activities:

During the year ended September 30, 1994, the Company acquired the operating assets and certain liabilities of the New Orleans operations of ECA effective January 1, 1994. In connection with the acquisition, cash was paid as follows (in thousands):

        Estimated fair value of assets acquired (including
         purchased goodwill)                                    $4,192
        Less:
         Note receivable and equity interest exchanged          (2,641)
         Liabilities assumed                                      (568)
         Market value of stock issued                             (824)
                                                                ------

        Cash paid                                               $  159
                                                                ======

During the year ended September 30, 1994, the Company acquired all of the outstanding capital stock of AFC effective January 1, 1994. In connection with the acquisition, cash was paid as follows (in thousands):

        Estimated fair value of assets acquired (including
         purchased goodwill)                                    $  832
        Less:
         Note receivable and advances exchanged                   (720)
         Liabilities assumed                                      (112)
                                                                ------

        Cash paid                                               $    -
                                                                ======

Effective January 1, 1995, the Company disposed of the Florida Realty Joint Venture in conjunction with the sale of Flo Control (see Note 2) and the purchaser assumed the related $2.3 million mortgage.

During the years ended September 30, 1996 and 1995, the Company issued 90,000 and 407,356 shares, respectively, of common stock to key employees and certain officers and directors as payment for services and bonuses. The Company recognized $139,000 and $571,000, respectively, as compensation related to the issuance of the shares which amount represented fair market value at date of issuance.

During the year ended September 30, 1996, the Company acquired the operating assets of Cabo and acquired the assets and assumed certain liabilities of the Stockyards Hotel. In connection with the acquisitions, the cash was paid as follows:

        Noncash investing and financing activities
         Fair value of assets acquired
          (including purchased goodwill)                         $4,759
         Liabilities assumed                                     (1,754)
         Stock issued                                            (1,698)
                                                                 ------
         Cash paid                                                1,307

         Less:  cash acquired                                       (95)
                                                                 ------
         Net cash paid for acquisitions                          $1,212
                                                                 ======

                                                                     SCHEDULE IX
                                                                     -----------


                              BUFFTON CORPORATION
                              -------------------

                       Valuation and Qualifying Accounts

                                     Balance       Charged to     Charged to                    Balance
                                   at beginning     costs and       other                       at end
Description                         of period       expenses       accounts     Deductions     of period
-------------------------------    ------------    -----------    ----------    -----------    ---------
                                                         (In thousands)
Reserve for estimated losses
on accounts receivable - trade:

September 30, 1996                   $   75          $   (25)      $  --          $    (15)      $   35
September 30, 1995                      150               84        (159)/(a)/          --           75
September 30, 1994 /(a)/                153              240          --              (243)         150

(a)  Includes amounts associated with Flo Control (see Note 2).

                              BUFFTON CORPORATION
                              -------------------


                                 1996 FORM 10-K

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

     4 Rights Agreement (Exhibit 1 to Form 8-K dated June 23, 1988 and incorporated herein by reference).

    10 Asset Purchase Agreement dated January 19, 1996 incorporated herein by reference to Form 8-K dated January 19, 1996.

    10.1 Agreement for Sale of Assets from Flo Control, Inc. dated as of January 20, 1995, by and among Buffton Corporation, a Delaware corporation, Flo Control, Inc., a Delaware corporation ("Seller") and F.C. Acquisition, Inc., a
            California corporation ("Buyer") incorporated herein by reference to Form 8-K dated January 20, 1995.

    10.2 Agreement for sale of Florida Realty Joint Venture interests from Flo Control, Inc., dated January 20, 1995 by and among Buffton Corporation, a Delaware corporation, Flo Control, Inc. a Delaware corporation, ("Seller") and F.L.C. Property Acquisition, Inc., a California corporation ("Buyer") incorporated herein by reference to Form 8-K dated January 20, 1995.

10.3 Agreement for Sale of Secondary Containment Assets from Flo Control, Inc., dated January 20, 1995, by and among Buffton Corporation, a Delaware corporation, Flo Control, Inc., a Delaware corporation ("Seller") and Patrick Hopkins and Flo-Safe Systems, Inc. a Wisconsin corporation ("Buyer") incorporated herein by reference to Form 8-K dated January 20, 1995.

10.4 Second Amendment to Accounts Financing Agreement dated January 20, 1995 by and among Congress Financial Corporation, Current Technology, Inc., Electro-Mech, Inc., and Flo Control, Inc. incorporated herein by reference to Form 8-K dated January 20, 1995.

10.5 Second Amended and Restated Revolving Credit Note incorporated herein by reference to Form 8-K dated January 20, 1995.

10.6 Rights Amendment Agreement dated November 15, 1995 incorporated herein by reference to Form 8-K dated November 15, 1995.

11      Statement of Computation of Earnings Per Share

21      Subsidiaries of the Company

23      Consent of Independent Accountants

27      Financial Data Schedule