Form 10-K/A
period 1996-09-30
BUFFTON CORP
filed 1997-01-28
CIK 351220

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-K/A

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---
     ACT OF 1934

     For the fiscal year ended September 30, 1996

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

                              BUFFTON CORPORATION

                         1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

PART I                                                                     PAGE
------                                                                     ----
  Item 1.     Business...................................................     3
  Item 2.     Properties.................................................     6
  Item 3.     Legal Proceedings..........................................     7
  Item 4.     Submission of Matters to a Vote of Security Holders........     7


PART II
-------

  Item 5.     Market for the Registrant's Common Stock and Related
              Stockholder Matters........................................     8
  Item 6.     Selected Financial Data....................................     9
  Item 7.     Management's Discussion and Analysis of Operations
              and Financial Condition....................................    10
  Item 8.     Financial Statements and Supplementary Data................    16
  Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure...................................    16


PART III
--------

  Item 10.    Directors and Executive Officers of the Registrant.........    17
  Item 11.    Executive Compensation.....................................    20
  Item 12.    Security Ownership of Certain Beneficial Owners
              and Management.............................................    24
  Item 13.    Certain Relationships and Related Transactions.............    26


PART IV
-------

  Item 14.    Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K................................................    27

  Signatures  ...........................................................    29

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

Unaudited proforma results from continuing operations, as if the acquisitions had occurred at the beginning of each respective period, are as follows:

                                                          Year Ended September 30,
                                                  ----------------------------------------
                                                         1996                   1995
                                                  -------------------  -------------------
                                                  (In thousands, except per share amounts)
       Revenues...............................                $25,973              $21,670
       Net income from continuing operations..                  1,437                1,389
       Primary income per average common share                    .22                  .22
       Fully diluted income per common share..                    .21                  .22

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
---------------------------------------------

The Company's operations are conducted primarily in the United States by two principal business segments. Electronic Products involves the manufacture of filter surge suppressors and power distribution systems. Hospitality Group includesinvolves the operation of food and beverage establishments, a hotel and commercial real estate. Information concerning the Company's industry segments is included in Note 11 of the Consolidated Financial Statements.

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

                                    PART II
                                    -------

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
         MATTERS
         -------

The Company's common stock is traded on the American Stock Exchange, under the common stock ticker symbol "BFX". The quarterly trading range of common stock follows:

     FISCAL 1996                                   HIGH         LOW
                                                   ----         ---
     October 1 - December 31.................     $2.31        $1.50
     January 1 - March 31....................      2.38         1.75
     April 1 - June 30.......................      2.38         1.75
     July 1 - September 30...................      2.50         1.56

     FISCAL 1995                                   HIGH         LOW
                                                   ----         ---
     October 1 - December 31.................     $1.81        $1.31
     January 1 - March 31....................      1.87         1.06
     April 1 - June 30.......................      1.81         1.38
     July 1 - September 30...................      2.44         1.38

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

Continental Stock Transfer & Trust Company, 2 Broadway, New York, N.Y. 10004, is the transfer agent and registrar for the Company's common stock.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

                                                                                  September 30,
                                                              ------------------------------------------------------
FOR THE YEAR ENDED                                              1996      1995       1994       1993       1992
------------------                                            --------  --------  ---------   --------   --------
                                                                   (In thousands, except per share amounts)
Net revenues.....................................             $25,175  $19,187     $30,432    35,879     $33,449
                                                              =======  =======     =======    ======     =======

Income (loss) from continuing operations (a).....             $ 1,394  $ 1,304     $ 2,002       398     $(1,551)
Income (loss) from discontinued operation........                   -   (2,513)        (94)     (134)     (3,402)
                                                              -------  -------     -------    ------     -------

Net income (loss)................................             $ 1,394  $(1,209)    $ 1,908       264     $(4,953)
                                                              =======  =======     =======    ======     =======

Primary income (loss) per average common share:
  Continuing operations..........................             $   .22  $   .24     $   .39       .09     $  (.35)
  Discontinued operation.........................                   -     (.46)       (.02)     (.03)       (.76)
                                                              -------  -------     -------    ------     -------

  Net income (loss)..............................             $   .22  $  (.22)    $   .37       .06     $ (1.11)
                                                              =======  =======     =======    ======     =======

Fully diluted income (loss) per common share:
  Continuing operations..........................             $   .21  $   .24     $   .39       .09     $  (.35)
  Discontinued operation.........................                   -     (.46)       (.02)     (.03)       (.76)
                                                              -------  -------     -------    ------     -------

  Net income (loss)..............................             $   .21  $  (.22)    $   .37       .06     $ (1.11)
                                                              =======  =======     =======    ======     =======

AT YEAR END
-----------

Working capital..................................             $ 3,743  $ 2,824     $ 7,149     8,126     $ 8,910
Current assets...................................               6,917    5,429      11,125    16,636      16,336
Total assets.....................................              23,164   17,224      25,070    31,168      30,644
Long-term debt...................................               2,493        -       5,507     9,855      10,198
Total liabilities................................               5,671    2,605       9,813    18,643      18,516
Stockholders' equity.............................              17,493   14,619      15,257    12,525      12,128
Current ratio....................................                2.18     2.08        2.80      1.95        2.20
Book value per share.............................                2.60     2.57        2.89      2.68        2.67
Total liabilities to equity ratio................                 .32      .18         .64      1.49        1.53

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

1995 VERSUS 1994

Consolidated net revenues in 1995 decreased 37% compared to 1994. Electronic Products revenues declined 52% during 1995 compared to 1994. The Electronic Products revenues in 1994 were impacted by the sale of the cable assembly plants in West Springfield, Massachusetts and Gardena, California effective February 28, 1994 and the shut down of the cable assembly plant in Vestal, New York in June of 1994. Revenue for the three plants in 1994 was $14,019,000. The Company's power surge suppressor manufacturing operations revenues increased 10% during 1995 compared to 1994. This operation's revenues increased due to the sale of new products, in the power siftor line securing, a large contract for shipment of power supply products. This operation's revenues increased primarily due to the sale of products in the power siftor line. Sales in the power siftor line increased due to improved product acceptance in the market place. Hospitality Group revenues increased 33% in 1995 compared to 1994. These revenues increased primarily due to inclusion for a full year in 1995 compared to nine months in 1994.

Consolidated total costs and expenses for 1995 decreased 39% compared to the prior year. Consolidated costs of sales declined 66% during 1995 compared to 1994. As a percent of revenues these costs were 31% in 1995 versus 56% in 1994. Electronic Products costs of sales declined 74% during 1995 versus 1994. The decline in the Electronic Products costs of sales in 1995 resulted primarily from the sale of the previously discussed cable assembly plants effective February 28, 1994 and the shut down of the Vestal, New York plant in June 1994. Costs of sales in the power surge suppressor operation decreased 9% during 1995 compared to 1994. Gross profit as a percentage of revenue in this operation was 66% in 1995 compared to 60% in 1994. Product mix which consisted primarily of power siftor sales improved the overall gross profit. ratio. Hospitality Group's cost of sales increased 30% in 1995 compared to 1994 partially due to inclusion for a full year in 1995 compared to nine months in 1994 and a higher volume of sales.

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

Unaudited proforma results from continuing operations, as if the acquisitions had occurred at the beginning of each respective period, are as follows:

                                                   Year Ended September 30,
                                                   ------------------------
                                                     1996            1995
                                                     ----            ----
                                             (In thousand, except per share amounts)
  Revenues.................................       $25,973         $21,670
  Net income from continuing operations....         1,437           1,389
  Primary income per average common share..           .22             .22
  Fully diluted income per common share....           .21             .22

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

                                   PART III
                                   --------

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------


The following table reflects the name and age of each of the Directors, including the name and age of each continuing Director, the positions and offices with the Company currently held by each continuing Director, the period of service as a Director of the Company, and the year in which such continuing Directors' terms will expire.

                                         POSITION HELD                        TERM TO
          DIRECTOR'S NAME           AGE  WITH THE COMPANY     DIRECTOR SINCE  EXPIRE
          ---------------           ---  ----------------     --------------  ------
          Bruno V. D'Agostino        54  Director             December 1991   1998
          John M. Edgar              53  Director             September 1987  1998
          Hampton Hodges             59  Director             December 1980   1997
          H.T. Hunnewell             70  Director             January 1981    1999
          Robert H. McLean           55  President, Chief     January 1981    1998
                                         Executive Officer,
                                         Chairman of the
                                         Board of Directors
          Walter D. Rogers, Jr.      52  Director, President  February 1995   1997
                                         and Chief Executive
                                         Officer of Current
                                         Technology, Inc.
          Russell J. Sarno           61  Director             May 1984        1999

The executive officers of the Company, their respective ages, positions held, and tenure with the Company are as follows:

                                                                       OFFICER OF THE
          NAME                    AGE  POSITION HELD WITH THE COMPANY  COMPANY SINCE
          ----                    ---  ------------------------------  -------------
          Robert H. McLean         55  President, Chief Executive      1985
                                       Officer,
                                       Chairman of the Board of
                                       Directors
          Robert Korman            49  Vice President, Treasurer,      1982
                                       Chief
                                       Financial Officer and
                                       Secretary
          Walter D. Rogers, Jr.    52  President of Current            1988
                                       Technology, Inc.

BUSINESS EXPERIENCE

The following is a brief summary of the business experience of each of the Directors and Executive Officers for the past five years.

     BRUNO V. D'AGOSTINO served from 1978 to 1987 as Senior Vice President of Benjamin Thompson & Associates, a firm specializing in marketplace architecture. In August 1987, Bruno D'Agostino became a founding partner of D'Agostino Izzo Quirk Architects, and he continues to serve in that capacity, directing urban design projects throughout the United States. Mr. D'Agostino received a B.A. degree in Architecture from the University of Cincinnati in 1964, and a Masters degree in Architecture and Urban Design from Harvard University in 1969.

     JOHN M. EDGAR has been engaged in the private practice of law in Kansas City, Missouri since 1968. Mr. Edgar is currently the managing partner of the Kansas City offices of the law firm of Bryan Cave LLP, and a member of such firm's Management Committee. Mr. Edgar received a B.S. degree in Business Administration and Accounting from the University of Kansas in 1965, and a J.D. degree, with honors, from the University of Missouri at Kansas City in 1968.

     HAMPTON HODGES serves as president of Cottonwood Properties, a commercial real estate company located in Paris, Texas. Mr. Hodges received a Bachelor of Science degree from the United States Military Academy at West Point in 1961.

     H.T. HUNNEWELL serves as President of Twin Montana, Inc., an oil and gas exploration and development company located in Graham, Texas. Prior to October 1991, Mr. Hunnewell was Vice President of Twin Montana, Inc. Mr. Hunnewell is also a director of Pyramid Oil Company. Mr. Hunnewell received a B.S. degree in Petroleum Engineering and a B.S. degree in Geology from Texas A&M University in 1950.

     ROBERT KORMAN, a Certified Public Accountant, has served as Vice President, Treasurer, and Chief Financial Officer of the Company since February 1989. Mr. Korman served as the Treasurer of the Company from December 1982 ; to February 1989. Mr. Korman was elected as the Secretary of the Company February 1994.

     ROBERT H. MCLEAN co-founded the Company in 1980 and has served as the Chairman of the Board, President and Chief Executive Officer of the Company since February 1989. Mr. McLean received a B.B.A. in Business Administration from the University of Texas at Austin in 1963 and a L.L.B. from the University of Texas School of Law in 1966.

     WALTER D. ROGERS, JR. has served as President of Current Technology, Inc. since May 1992. Mr. Rogers served as Executive Vice President of CTI from October 1990 to May 1992 and served as Vice President of the Company between March 1988 and October 1990. Mr. Rogers received a B.S. degree in Business Administration and Accounting from the University of Alaska in 1972.

     RUSSELL J. SARNO, since January 1, 1995, has served as President of Flo Control, Inc., a California corporation and manufacturer of specialty fluid control devices located in Burbank, California. For ten years prior to January 1, 1995, Mr. Sarno served as President of Flo Control, Inc., a Delaware corporation and at the time, a wholly-owned subsidiary of the Company.

TERMS OF OFFICE; RELATIONSHIP

The officers of the Company are elected annually by the Board of Directors of the Company at the Annual Meeting of Directors held immediately following each Annual Meeting of Stockholders, or as soon thereafter as necessary and convenient in order to fill vacancies of newly created offices. Each officer holds office until his successor is duly elected and qualified or until his death, resignation or removal, if earlier. Any officer or agent elected or appointed by the Board of Directors of the Company may be removed by the Board of Directors whenever, in its judgment, the best interests of the Company will be served thereby, but such removal shall be without prejudice to the contractual rights, if any, of the person so removed.

There are no family relationships among the executive officers of the Company. There are no arrangements or understandings between any officer and any other person pursuant to which that officer was elected.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC and the American Stock Exchange. Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during fiscal 1996 all filing requirements were complied with by its officers, directors and greater than ten-percent beneficial owners.

     ITEM 11 - EXECUTIVE COMPENSATION
     --------------------------------


     The following table sets forth the compensation paid or accrued by the Company and its subsidiaries for services rendered during the last three fiscal years to (i) the Company's Chief Executive Officer, and (ii) each of the most highly compensated executive officers of the Company whose cash compensation exceeds $100,000.


                          SUMMARY COMPENSATION TABLE

                                                                                     Long Term Compensation
                                                                                     ----------------------
                                            Annual Compensation                      Awards         Payouts
                                            -------------------                      ------         -------
       (a)               (b)         (c)            (d)           (e)            (f)            (g)     (h)         (i)

Name and                                                     Other Annual    Restricted      Options/  LTIP      All Other
Principal Position      Year      Salary (1)     Bonus (1)   Compensation    Stock Awards    SAR'S     Payouts   Compensation
------------------      ----      ----------     ---------   ------------    ------------    -----     -------   ------------
Robert H. McLean        1996        250,000        175,000         --                   --    200,000     --        4,500 (2)
Chief Executive         1995        250,000         75,000         --           140,650 (3)   300,000     --        4,500 (2)
Officer                 1994        250,000        225,000         --                   --         --     --        1,613 (2)

Robert Korman           1996        125,000        50,000          --                   --     10,000     --        4,500 (2)
Chief Financial         1995        125,000        40,000          --            13,750 (4)   100,000     --        2,171 (2)
Officer                 1994        125,000        80,000          --                   --         --     --          368 (2)

Walter D. Rogers Jr.    1996        175,000       100,000          --                   --     50,000     --        4,500 (2)
President of Current    1995        148,333        90,000          --            56,890 (5)   100,000     --        4,150 (2)
Technology, Inc.        1994        135,833        60,000          --                   --         --     --          964 (2)

     (1) The amounts shown include cash and non-cash compensation earned and received by executive officers as well as amounts earned but deferred at the election of those officers.

     (2) Contributions by the Company to it's 401(k) Profit Sharing Plan on behalf of the named executive officer.

     (3) Represents 50,000 shares of the Company's common stock issued in February 1995 and 50,000 shares of the Company's common stock issued in August 1995 to Mr. McLean. These shares are included in the security ownership schedule included at Item 12.

     (4) Represents 10,000 shares of the Company's common stock issued in February 1995 to Mr. Korman. These shares are included in the security ownership schedule included at Item 12.

     (5) Represents 10,000 shares of the Company's common stock issued in February 1995 and 30,000 shares of the Company's common stock issued in August 1995 to Mr. Rogers. These shares are included in the security ownership schedule included at Item 12.

The following table sets forth the options granted during the last completed fiscal year to (i) the Company's Chief Executive Officer, and (ii) each of the most highly compensated executive officers whose cash compensation exceeds $100,000.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                               INDIVIDUAL GRANTS

                          NUMBER OF          PERCENT OF TOTAL                                        POTENTIAL REALIZABLE
                          SECURITIES           OPTIONS/SAR'S                                           VALUE AT ASSUMED
                          UNDERLYING            GRANTED TO         EXERCISE OF                          ANNUAL RATES OF
                         OPTIONS/SAR'S           EMPLOYEES          BASE PRICE        EXPIRATION     STOCK PRICE APPRECIATION
      NAME                GRANTED (#)          IN FISCAL YEAR        ($/SH)              DATE          FOR OPTION TERM
      (A)                    (B)                    (C)                (D)                (E)        5%  ($)         10%  ($)
Robert H. McLean                200,000                62.50%              1.62           8/15/2001       89,515          197,805
Chief Executive Officer

Robert Korman                    10,000                 3.13%              1.94           9/6/2001         5,360           11,844
Chief Financial Officer

Walter D. Rogers Jr.             50,000                15.63%              1.94           9/6/2001        26,799           59,219
President of Current
Technology, Inc.

OPTIONS EXERCISED

There were no stock options exercised by any named executive officer of the Company during the last fiscal year.

EQUITY PARTICIPATION PLANS

In September 1989, the Board of Directors adopted the Buffton Corporation Equity Participation Plan (the "1989 Plan") to afford key employees the opportunity to purchase shares of the Company's common stock as a reward for past performance and an incentive for future performance. Under the 1989 Plan, 500,000 shares of the Company's stock may be issued. At February 3 and August 2, 1995, 450,000 options and 50,000 options, respectively, were granted to certain officers of the Company at an exercise price of $1.50 per share which was the fair market value at date of grant. The non-qualified options are fully vested and must be exercised within five years of the date of grant. The options do not expire upon termination of the officer's employment and may be transferred by will or by the laws of descent and distribution. The options may be exchanged for options that are substantially equivalent in number, percentage of ownership and price (as it relates to book value) in each of the Company's subsidiaries.

In August 1996, the Board of Directors adopted the Buffton Corporation Equity Participation Plan (the "1996 Plan") to afford key employees the opportunity to purchase shares of the Company's common stock as a reward for past performance and an incentive for future performance. Under the 1996 Plan, 300,000 shares of the Company's stock may be issued. In August and September, 1996, 260,000 options were granted to certain officers of the Company at an exercise price of $1.62 - $1.94 per share which was the fair market value at date of grant. The non-qualified options are fully vested and must be exercised within five years of the date of grant. The options do not expire upon termination of the officer's employment and may be transferred by will or by the laws of descent and distribution. The options may be exchanged for options that are substantially equivalent in number, percentage of ownership and price (as it relates to book value) in each of the Company's subsidiaries. Additionally, in September 1996, 40,000 options were granted under the 1996 Plan to certain employees of the Company at an exercise price of $1.94 which was the fair market value at date of grant. The term of the options is for six years and become exercisable at a rate of 20% per year beginning one year after the date of grant. The options terminate and become unexercisable upon termination of the employee, unless such termination is without cause or is due to death or total and permanent disability.

COMPENSATION OF DIRECTORS

For the 1996 fiscal year the outside members of the board of Directors were issued shares of Common Stock in lieu of cash compensation for director's fees. As a result, Mr. D'Agostino, Mr. Edgar, Mr. Hodges and Mr. Hunnewell, as non-employee Directors, received 10,000 shares of the Company's Common Stock. The Company reimburses the Directors for expenses in connection with meetings, and otherwise does not incur any cash outlays with respect to Director expenses.

EMPLOYMENT AGREEMENTS

Mr. McLean has an Employment Agreement with the Company providing for an annual salary of $250,000.00, a term of thirty-six (36) months beginning October 1, 1995 and contains a non-competition provision. This Employment Agreement has an automatic renewal feature which operates to insure that the term of the Employment Agreement is never less than twenty-four (24) months, nor more than thirty-six (36) months. Mr. McLean also has a Change in Control Agreement, with the same term as his Employment Agreement, which provides that if Mr. McLean's employment with the Company is terminated within two years following a Change in Control, unless such termination is because of his death or disability or by the Company for cause, Mr. McLean shall be entitled to receive a lump sum payment equal to three times his base amount as that term is defined in Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), subject to reduction in order to avoid the payment of an "excess parachute payment" as that term is defined in Section 280G of the Code.

Mr. Rogers has an Employment Agreement with CTI providing for an annual salary of $175,000.00, a term of thirty-six (36) months beginning June 1, 1995 and contains a non-competition provision. This Employment Agreement has an automatic renewal feature which operates to insure that the term of the Employment Agreement is never less than twenty-four (24) months, nor more than thirty-six
(36) months. Mr. Rogers' Employment Agreement also provides that if Mr. Rogers' employment with CTI is terminated within twenty-four (24) months after a Change in Control, unless such termination is because of his death or disability or by CTI for cause, Mr. Rogers shall be entitled to receive a lump sum payment equal to three times his base amount as that term is defined in Section 280G of the Code, subject to reduction in order to avoid the payment of an "excess parachute payment" as that term is defined in Section 280G of the Code.

Mr. Korman has an Employment Agreement with the Company providing for an annual salary of $125,000.00, with a term of twelve (12) months beginning August 1, 1995. This Employment Agreement has an automatic renewal feature which operates to insure that the term of the Employment Agreement is always twelve (12) months. Mr. Korman's Employment Agreement also has a Change in Control provision which provides that if Mr. Korman's employment with the Company is terminated within twenty-four (24) months following a Change in Control, unless such termination is because of his death or disability, or by the Company for cause, Mr. Korman shall be entitled to receive a lump sum payment equal to his salary for the remaining balance of his employment term.

For purposes of the Employment Agreements and the Change in Control agreement referred to immediately above, a "Change in Control" is defined as having occurred upon any of the following events:

     (i) the acquisition directly or indirectly, by any person (as such terms are used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended), other than the Company, any of its subsidiaries or any employee benefit plan maintained by Company or any such subsidiary, of beneficial ownership of securities of Company representing fifteen percent (15%) or more of the combined voting power of Company's then outstanding securities (with the terms used herein and in Sections 13(d) and/or 14(d) of the Securities Exchange Act of 1934, as amended, having the meanings of such terms in such Sections);

     (ii) if the stockholders of Company approve a merger of consolidation, a sale or disposition of all or substantially all of Company's assets or a plan of liquidation or dissolution of Company.

     (iii) the election during any period of twenty-four (24) months or less of a member or members of Company's Board without the approval of the election or nomination for election of such new member or members by a majority of the members of the Board who were members at the beginning of the period, or members of the Board thereafter recommended to succeed such original members (or their successors hereunder) by a majority of the members of the Board who were members at the beginning of the period (or their successors hereunder); or

     (iv) any person (as such term is used in Section 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) other than Company, any of its subsidiaries or any employee benefit plan maintained by Company or any such subsidiary, makes a tender or exchange offer for any shares of Company's outstanding voting securities at any point in time, pursuant to which any such shares are purchased.

Unless, the Continuing Board of Directors of Company (as hereinafter defined) determines that the happening of any of the foregoing events in a particular case should not be deemed a Change in Control. The "Continuing Board of Directors of Company" shall mean (i) the members of Company's Board of Directors in office immediately prior to the Change in Control, excluding any who initiate a Change in Control or are affiliated with one who initiates a Change in Control, and (ii) any subsequent director who may be selected, nominated or approved by a majority of the other Continuing Board of Directors of Company.

ITEM 12 -SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------


The following table sets forth information as of January 20, 1997, regarding the beneficial ownership (as defined by the SEC) of Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director of the Company; (iii) each executive officer of the Company named in the Executive Compensation Table (see "Executive Compensation"); and (iv) all directors and executive officers of the Company as a group. Except as otherwise noted, each named beneficial owner has sole voting and investment power with respect to the shares owned.

         Name and Address             Amount and Nature of
      of Beneficial Owner (1)       Beneficial Ownership (2)          Percent of
      -----------------------       ------------------------          ----------
                                                                        Class
                                                                        -----
Steel Partners II, L.P.                     655,000                      9.81
750 Lexington Avenue 27th Floor
New York, NY  10022

Robert H. McLean                            619,831 (3)                  8.63 (4)

James Hillyer                               565,000 (5)                  8.21 (6)
3350 McCue, #2103
Houston, TX  77056

Alphi Fund, L.P.                            384,200                      5.75
155 Pfingsten Rd, Suite 360
Deerfield, IL  60015

John M. Edgar                                15,040                      0.23

Hampton Hodges                               48,000                      0.72

H.T. Hunnewell                              123,151                      1.84

Russell J. Sarno                             22,614                      0.34

Bruno V. D'Agostino                          55,000                      0.82

Robert Korman                               122,354 (7)                  1.80 (8)

Walter D. Rogers, Jr.                       202,225 (9)                  2.96 (10)

All current Directors and Officers        1,208,215 (11)                16.24 (12)
as a group (9 in number)

(1) Unless otherwise indicated, the address of the security holders named above is: 226 Bailey Avenue, Suite 101, Fort Worth, Texas 76107-1220.

(2) Shares are deemed to be "beneficially owned" by a person if such person, directly or indirectly, has or shares (i) the voting power thereof, including the power to vote or to direct the voting of such shares, or (ii) the investment power with respect thereto, including the power to dispose or direct the disposition of such shares. In addition, a person is deemed to beneficially own any shares as to which such person has the right to acquire beneficial ownership within 60 days. The number of shares shown represents sole voting and investment power except as otherwise indicated in the footnotes below.

(3) This figure includes 100,000 shares owned of record by Mr. McLean, 500,000 shares covered by currently exercisable stock options owned by Mr. McLean, 4,831 shares owned by the Company's Employee Stock Ownership Plan which are voted by Mr. McLean pursuant to such plan and 15,000 shares held in a trust of which Mr. McLean is the trustee.

(4) This percentage is calculated including the 500,000 shares covered by the stock options owned by Mr. McLean.

(5) This figure includes 15,000 shares of Common Stock owned directly by Mr. Hillyer, 350,000 shares of Common Stock owned beneficially by Mr. Hillyer through Bermuda Trust (Cook Islands) Limited, as trustee of the Hillyer Family Trust, and 200,000 shares of Common Stock issuable to Mr. Hillyer Pursuant to non-qualified stock options which are currently exercisable.

(6) This percentage is calculated including the 200,000 shared covered by the stock options owned by Mr. Hillyer.

(7) This figure includes 110,000 shares issuable to Mr. Korman pursuant to non-qualified stock options which are currently exercisable. This figure also includes 2,354 shares which are owned by the Employee Stock Ownership Plan and are voted by Mr. Korman pursuant to the plan.

(8) This percentage is calculated including the 110,000 shares covered by the stock options owned by Mr. Korman.

(9) This figure includes 150,000 shares issuable to Mr. Rogers pursuant to non-qualified stock options which are currently exercisable. This figure also includes 2,125 shares which are owned by the Employee Stock Ownership Plan and are voted by Mr. Rogers pursuant to the plan.

(10) This percentage is calculated including the 150,000 shares covered by the stock options owned by Mr. Rogers.

(11) This figure includes the 760,000 shares of the Company's common stock issuable pursuant to the non-qualified stock options described in notes 4, 8 and 10 hereinabove.

(12) This percentage is calculated including the 760,000 shares of the Company's common stock issuable pursuant to the non-qualified stock options described in notes 3, 7 and 9 hereinabove, and all percentages are rounded to the nearest one-hundredth of a percent.

     No written or oral agreement or other arrangement exists between any of the above-named individuals or companies and the Company regarding the manner in which the shares of Common Stock owned by each will be voted on any issue or policy affecting the Company.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------


The law firm of Bryan Cave LLP provides certain legal services to the Company. John M. Edgar, a director of the Company, is a managing partner of Bryan Cave LLP.

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


          3.5  Restated by-laws of Buffton Corporation dated January 31,
               1996.

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

BUFFTON CORPORATION                                              Date
                                                          -------------------


By: /s/ Robert H. McLean                                   January 28, 1997
    --------------------------------------------          -------------------
    Robert H. McLean, President and
    Chief Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacity and on the dates indicated.


    /s/ Robert H. McLean                                   January 28, 1997
    --------------------------------------------         --------------------
    Robert H. McLean, President and Chief
    Executive Officer; Chairman of the
    Board of Directors (Principal
    Executive Officer)


    /s/ Robert Korman                                      January 28, 1997
    --------------------------------------------         --------------------
    Robert Korman, Vice President and
    Chief Financial Officer


    /s/ Bruno D'Agostino                                   January 28, 1997
    --------------------------------------------         --------------------
    Bruno D'Agostino, Director


    /s/ John M. Edgar                                      January 28, 1997
    --------------------------------------------         --------------------
    John M. Edgar, Director


    /s/ Hampton Hodges                                     January 28, 1997
    --------------------------------------------         --------------------
    Hampton Hodges, Director


    /s/ H.T. Hunnewell                                     January 28, 1997
    --------------------------------------------         --------------------
    H.T. Hunnewell, Director


    /s/ Walter D. Rogers, Jr.                              January 28, 1997
    --------------------------------------------         --------------------
    Walter D. Rogers, Jr., Director


    /s/ Russell J. Sarno                                   January 28, 1997
    --------------------------------------------         --------------------
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



/s/ Price Waterhouse LLP


Fort Worth, Texas
November 15, 1996

                              BUFFTON CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                      For the Years Ended September 30,
                                                                      -------------------------------------
                                                                       1996         1995          1994
                                                                       ----         ----          ----
                                                                      (In thousands, except per share amounts)
Net revenues.................................................         $25,175      $19,187       $30,432
Net gain on sale of certain operating assets.................               -            -         1,050
                                                                      -------      -------       -------
                                                                       25,175       19,187        31,482
                                                                      -------      -------       -------
Costs and expenses:
  Cost of goods sold (exclusive of depreciation).............           8,402        5,890        17,080
  Selling, general and administrative........................          13,052       10,939        10,649
  Depreciation and amortization..............................           1,281          961         1,202
  Interest...................................................             235          124           316
                                                                      -------      -------       -------

  Total costs and expenses...................................          22,970       17,914        29,247
                                                                      -------      -------       -------

Income from continuing operations before income taxes........           2,205        1,273         2,235
Income tax provision (benefit)...............................             811          (31)          233
                                                                      -------      -------       -------
Income from continuing operations............................           1,394        1,304         2,002
                                                                      -------      -------       -------

Discontinued operation:
  Loss from operations, net of income tax benefits of
   $107,000 and $49,000, respectively........................               -         (199)          (94)
  Loss on disposal, net of income tax benefit
  of $754,000................................................               -       (2,314)            -
                                                                      -------      -------       -------

  Loss from discontinued operation...........................               -       (2,513)          (94)
                                                                      -------      -------       -------

Net income (loss)............................................         $ 1,394      $(1,209)      $ 1,908
                                                                      =======      =======       =======

Primary income (loss) per average common share:
  Continuing operations......................................         $   .22      $   .24       $   .39
  Discontinued operation.....................................               -         (.46)         (.02)
                                                                      -------      -------       -------
  Net income (loss)..........................................         $   .22      $  (.22)      $   .37
                                                                      =======      =======       =======

  Weighted average common shares outstanding.................           6,441        5,465         5,120
                                                                      =======      =======       =======

Fully diluted income (loss) per common share:
  Continuing operations......................................         $   .21      $   .24       $   .39
  Discontinued operation.....................................               -         (.46)         (.02)
                                                                      -------      -------       -------
  Net income (loss)..........................................         $   .21      $  (.22)      $   .37
                                                                      =======      =======       =======

  Fully diluted common shares outstanding....................           6,649        5,465         5,120
                                                                      =======      =======       =======

The accompanying notes are an integral part of these consolidated financial statements.

                              BUFFTON CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                                   September 30,
                                                                               --------------------
                                                                               1996          1995
                                                                               ----          ----
                                                                                (In thousands)
Current assets:
 Cash and cash equivalents..............................................      $ 1,659       $     7
 Accounts receivable, less allowance for doubtful accounts of
  $35,000 and $75,000, respectively.....................................        3,370         2,893
 Inventories............................................................        1,396         2,031
 Prepaid and other current assets.......................................          492           498
                                                                              -------       -------

  Total current assets..................................................        6,917         5,429

Property, plant and equipment, net......................................        9,631         5,467

Patents, net of accumulated amortization of $1,529,000
  and $1,358,000, respectively..........................................        1,451         1,617
Goodwill, net of amortization of $845,000 and $666,000, respectively....        4,120         3,503
Deferred income taxes...................................................            -           590
Long-term notes receivable..............................................          540           350
Other assets, net.......................................................          505           268
                                                                              -------       -------
                                                                              $23,164       $17,224
                                                                              =======       =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt......................................      $   187       $     -
 Accounts payable.......................................................        1,152         1,001
 Accrued liabilities....................................................        1,524         1,368
 Income taxes...........................................................          311           236
                                                                              -------       -------
  Total current liabilities.............................................        3,174         2,605

Long-term debt..........................................................        2,493             -
Deferred income taxes...................................................            4             -

Stockholders' equity:
 Preferred stock $.01 par value; 5,000,000 shares authorized;
  no shares issued and outstanding......................................            -             -
 Common stock $.05 par value; 30,000,000 shares authorized;
  outstanding shares 6,726,878 and 5,685,378, respectively..............          337           284
 Additional paid-in capital.............................................       14,354        12,571
 Retained earnings......................................................        3,158         1,764
 Treasury stock, at cost, 183,350 shares................................         (356)            -
                                                                              -------       -------
                                                                               17,493        14,619
Commitments and contingencies (Note 2 and 12)...........................
                                                                              -------       -------
                                                                              $23,164       $17,224
                                                                              =======       =======

The accompanying notes are an integral part of these consolidated financial statements.

                              BUFFTON CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                          For the Years Ended September 30,
                                                                         ------------------------------------
                                                                            1996         1995         1994
                                                                         -----------  -----------  ----------
                                                                                    (In thousands)
Cash flows from operating activities:
 Net income (loss)............................................           $ 1,394      $(1,209)     $ 1,908
 Adjustments to reconcile net income (loss) to net cash
   provided by (used for) operating activities:
   Depreciation...............................................               704          594        1,424
   Amortization...............................................               577          564          662
   Deferred income taxes......................................               594         (920)         102
   Bad debt provision.........................................                40          (84)          (3)
   Net (gain) loss on sale of assets..........................                 -        3,068       (1,050)
   Issuance of common stock in payment for services...........               139          571            -
   Change in components of current assets and liabilities
    (exclusive of acquisitions and dispositions):
    Accounts receivable.......................................              (662)      (1,137)        (269)
    Inventories...............................................               639         (958)        (387)
    Prepaid and other.........................................                 -         (536)          80
    Accounts payable..........................................                34          191         (438)
    Accrued liabilities.......................................               119         (297)      (2,238)
    Income taxes payable......................................                75          (18)         152
                                                                         -------      -------      -------
Net cash provided by (used for) operating activities..........             3,653         (171)         (57)
                                                                         -------      -------      -------

Cash flows from investing activities:
 Additions to property, plant and equipment...................            (1,613)      (1,337)      (1,257)
 Proceeds from sale of operating assets.......................               100        3,750        9,461
 Acquisitions.................................................            (1,212)      (1,653)        (159)
 Additions to other assets....................................                 -          (55)           -
                                                                         -------      -------      -------

Net cash provided by (used for) investing activities..........            (2,725)         705        8,045
                                                                         -------      -------      -------

Cash flows from financing activities:
 Additions to debt............................................             1,200            -          600
 Repayments of debt...........................................              (120)      (3,723)      (5,842)
 Treasury stock purchases.....................................              (356)           -            -
                                                                         -------      -------      -------

Net cash provided by (used for) financing activities..........               724       (3,723)      (5,242)
                                                                         -------      -------      -------

Net increase (decrease) in cash...............................             1,652       (3,189)       2,746

Cash at beginning of year.....................................                 7        3,196          450
                                                                         -------      -------      -------

Cash at end of year...........................................           $ 1,659      $     7      $ 3,196
                                                                         =======      =======      =======



The accompanying notes are an integral part of these consolidated financial statements.

                              BUFFTON CORPORATION

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

            For the Years Ended September 30, 1996, 1995, and 1994

                                                  Additional
                                          Common   Paid-in    Treasury   Retained
                                          Stock    Capital      Stock    Earnings    Total
                                          ------  ----------  ---------  ---------  --------

Balance at September 30, 1993...........  $  234     $11,226   $     -    $ 1,065   $12,525

Issuance of 600,000 shares of $.05 par
 value common stock for acquisition.....      30         794         -          -       824

Net income..............................       -           -         -      1,908     1,908
                                          ------     -------   -------   --------   -------

Balance at September 30, 1994...........     264      12,020         -      2,973    15,257

Issuance of 407,356 shares of $.05 par
 value common stock for payment of
 services...............................      20         551         -          -       571

Net loss................................       -           -         -     (1,209)   (1,209)
                                          ------     -------   -------   --------   -------

Balance at September 30, 1995...........     284      12,571         -      1,764    14,619

Issuance of 951,500 shares of $.05 par
 value common stock for acquisitions....      48       1,649         -          -     1,697

Issuance of  90,000 shares of $.05 par
 value common stock for services........       5         134         -          -       139

Purchase of 183,350 shares of $.05
par value common stock..................       -           -      (356)         -      (356)

Net income..............................       -           -         -      1,394     1,394
                                          ------     -------   -------   --------   -------

Balance at September 30, 1996...........  $  337     $14,354   $  (356)   $ 3,158   $17,493
                                          ======     =======   =======   ========   =======

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


NOTE 2 - ACQUISITIONS AND DISPOSITIONS

Effective January 1, 1994, the Company entered into a purchase and sale agreement with Entertainment Centers of America, Inc. (ECA) to acquire certain entertainment facilities located in the New Orleans, Louisiana operations (Bourbon Street Hospitality) of ECA in exchange for the Company's outstanding note receivable from and equity interest in ECA approximating $2,641,000 as well as 600,000 shares of its common stock and $159,000 in cash. The market value of the 600,000 shares was $824,000 at the date of the acquisition. The assets acquired consisted of cash, inventory, leasehold interests and improvements, sound, light, video and bar equipment and certain other assets, including prepaids. Liabilities assumed by a subsidiary of the Company consisted of trade accounts payable, other accrued liabilities in ordinary course of business and debt outstanding at January 1, 1994. The total purchase price was $4,192,000 including liabilities assumed of $568,000.

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


                                                               Year Ended
                                                            September 30, 1994
                                                         -----------------------
                                                  (In thousand, except per share amounts)
   Revenues..................................                    $42,882
   Income (loss) from continuing operations..                      1,889
   Income (loss) per average common share....                        .37

Bourbon Street Hospitality, originally consisting of 701 Bourbon Street, 735 Bourbon Street and 441 Bourbon Street, and American Food Classics, Inc. (AFC) are included in BFX Hospitality Group, Inc. (Hospitality Group). During 1994, the Company closed the 735 Bourbon Street facility. During 1996, the Company sold the operations located at 441 Bourbon Street . The proceeds of $464,000, consisting of cash and a note receivable of $350,000, approximated the book value of the assets that were sold. There was no change to the carrying value of assets that were not sold as they were transferred for use in the other Bourbon Street Hospitality location.

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


                   1995................  $  2,435
                   1994................    10,987

Through its commercial real estate operation, Buffton Realty Ventures, the Company acquired an office building located in Fort Worth, Texas during August 1995. The purchase price for the property was approximately $1,650,000. Revenue generated from this property for fiscal 1996 approximated
$438,000.

At September 30, 1996, future minimum rentals for non-cancellable leases associated with this building were as follows (in thousands):

                   1997................  $  438
                   1998................     438
                   1999................     438
                   2000................     365
                                         ------
                                         $1,679
                                         ======

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

Unaudited proforma results from continuing operations, as if the acquisitions had occurred at the beginning of each respective period, are as follows:


                                                                                Year Ended September 30,
                                                                                ------------------------
                                                                                 1996          1995
                                                                                ------        ------
  Revenues................................................................      $25,973       $21,670
  Net income from continuing operations...................................        1,437         1,389
  Primary income per average common share.................................          .22           .22
  Fully diluted income per common share...................................          .21           .22

NOTE 3 - INVENTORIES

The components of inventories are as follows:

                                                                                     September 30,
                                                                                -----------------------
                                                                                 1996             1995
                                                                                -------         -------
                                                                                     (In thousands)
     Raw materials........................................................      $ 1,140         $ 1,450
     Work in process......................................................           86             323
     Finished goods.......................................................          170             258
                                                                                -------         -------

        Total inventories.................................................      $ 1,396         $ 2,031
                                                                                =======         =======

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment consist of the following:

                                                                                     September 30,
                                                                                -----------------------
                                                                                  1996          1995
                                                                                -------       -------
                                                                                    (In thousands)
     Building and improvements............................................      $ 9,290       $ 5,377
     Machinery and equipment..............................................          568           394
     Furniture and fixtures...............................................        1,724         1,233
                                                                                -------       -------

                                                                                 11,582         7,004
     Less accumulated depreciation
      and amortization....................................................        2,626         2,062
                                                                                -------       -------
                                                                                  8,956         4,942
     Land.................................................................          675           525
                                                                                -------       -------

        Net property, plant and equipment.................................      $ 9,631       $ 5,467
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

In March 1996, the Company borrowed $1,200,000 from an insurance company.  The note is secured by a deed of trust on a commercial office building located in Fort Worth, Texas. The note bears interest at 7.75%, payable in 119 monthly installments of $9,852 with a final payment of $831,000 due April 1 ,2006. At September 30, 1996, the balance owed on this debt was $1,187,000.

The prime rate at September 30, 1996 was 8.25%.

At September 30, 1996, future principal payments on long-term debt are due as follows:

          1997.................            $  187
          1998.................               189
          1999.................               191
          2000.................               194
          2001 and thereafter..             1,919
                                           ------
                                           $2,680
                                           ======

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

                                               September 30
                                             ----------------
                                              1996      1995
                                             ------    ------
                                               (In thousands)
 Accrued commissions.................         $  653    $  537
 Accrued payroll.....................            232       443
 Accrued bonus.......................            270       158
 Other...............................            369       230
                                              ------    ------
                                              $1,524    $1,368
                                              ======    ======

NOTE 7 - INCOME TAXES

The provision (benefit) for income taxes includes the following:

                                                   Years Ended September 30,
                                                  ---------------------------
                                                  1996       1995        1994
                                                  ----       ----        ----
                                                         (In thousands)
Current:
        Federal...............................    $  47     $  (72)     $    -
        State.................................      170        100          82
Deferred federal..............................      594       (412)        641
Decrease in valuation allowance...............        -       (508)       (539)
                                                  -----     -------     -------
                                                  $ 811     $ (892)     $  184
                                                  =====     =======     =======

The income tax provision (benefit) is categorized as follows:

                                                       Years Ended September 30,
                                                       -------------------------
                                                       1996        1995     1994
                                                       ----        ----     ----
                                                             (In thousands)
     Continuing operations.........................    $ 811    $  (31)     $ 233
     Discontinued operations.......................        -      (861)       (49)
                                                       -----    -------     ------
                                                       $ 811    $ (892)     $ 184
                                                       =====    =======     ======

Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred tax liabilities and assets are comprised of the following (in thousands):

                                                             September 30,
                                                       ------------------------
                                                       1996                1995
                                                       ----                ----
          Gross deferred tax liabilities
          ------------------------------
          Depreciation                                 $ 396             $  357
          Other                                            -                  -
                                                         396                357
          Gross deferred tax assets
          -------------------------
          Capital loss carryforwards                     271                271
          Alternative minimum tax credit
            carryforwards                                272                424
          General business credit carryforwards           88                  -
          Consolidated operating loss carryforward         -                413
          Inventory costs                                 20                 10
          Bad debt reserves                               12                 26
          Other                                            -                 74
                                                       ------            -------
                                                         663              1,218
          Valuation allowance                           (271)              (271)
                                                       ------            -------
                                                         392                947
                                                       ------            -------
          Deferred income tax (benefit) liability      $   4             $ (590)
                                                       ======            =======

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

The Company's consolidated income tax expense (benefit) from continuing operations differs from that amount calculated by applying the federal statutory rate for the following reasons (in thousands):

                                                            Years Ended September 30,
                                                            -------------------------
                                                            1996      1995       1994
                                                            ----      ----       ----
Tax provision (benefit) at federal statutory rate......     $ 750    $ 446      $ 782
State income taxes, net of
 federal income tax benefit............................       112       66         54
Adjustments to valuation allowance for
 deferred tax assets...................................         -     (314)      (539)
Reversal of income tax accrual.........................         -     (255)         -
Other, net.............................................       (51)      26        (64)
                                                            -----     ----      -----
                                                            $ 811    $ (31)     $ 233
                                                            =====     ====      =====

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

In September 1989, the Board of Directors adopted the Buffton Corporation Equity Participation Plan (the "1989 Plan") to afford key employees the opportunity to purchase shares of the Company's common stock as a reward for past performance and an incentive for future performance. Under the 1989 Plan, 500,000 shares of the Company's stock may be issued. At February 3 and August 2, 1995, 450,000 options and 50,000 options, respectively, were granted to certain officers of the Company at an exercise price of $1.50 per share which was the fair market value at date of grant. The non-qualified options are fully vested and must be exercised within five years of the date of grant. The options do not terminate upon termination of the officer's employment and may be transferred by will or by the laws of descent and distribution. The options may be exchanged for options that are substantially equivalent in number, percentage of ownership and price (as it relates to book value) in each of the Company's subsidiaries. The Plan was approved by the shareholders of the Company at the annual meeting on February 26, 1991. At September 30, 1996 and 1995 there were no shares available for grant.

In August 1996, the Board of Directors adopted the Buffton Corporation Equity Participation Plan (the "1996 Plan") to afford key employees the opportunity to purchase shares of the Company's common stock as a reward for past performance and an incentive for future performance. Under the 1996 Plan, 300,000 shares of the Company's stock may be issued. In August and September, 1996, 260,000 options were granted to certain officers of the Company at an exercise price of $1.62-$1.94 per share which was the fair market value at date of grant. The non-qualified options are fully vested and must be exercised within five years of the date of grant. The options do not terminate upon termination of the officer's employment and may be transferred by will or by the laws of descent and distribution. The options may be exchanged for options that are substantially equivalent in number, percentage of ownership and price (as it relates to book value) in each of the Company's subsidiaries. Additionally, in September 1996, 40,000 options were granted under the 1996 Plan to certain employees of the Company at an exercise price of $1.94 which was the fair market value at date of grant. The term of the options is for six years and become exercisable at a rate of 20% per year beginning one year after the date of grant. The options terminate and become unexercisable upon termination of the employee, unless such termination is without cause or is due to death or total and permanent disability. The Plan was approved by the shareholders of the Company at the annual meeting on February 26, 1991. At September 30, 1996 there were no shares available for grant.

A summary of outstanding options are as follows:

                                                                       Number of Shares
                                             -------------------------------------------------------------------
                                             Incentive  Other Non-     1989 Equity    1996 Equity
                                               Stock     Qualified       Partici-       Partici-
                                              Options     Options      pation Plan    pation Plan        Total
                                             ---------  ----------     -----------    -----------      ---------
Options outstanding
  September 30, 1994...................              -           -               -              -              -

  Issued...............................             80           -             500              -            580
                                             ---------  ----------     -----------    -----------      ---------

Options outstanding
  September 30, 1995...................             80           -             500              -            580

  Issued...............................             20         150               -            300            470
                                             ---------  ----------     -----------    -----------      ---------

Options outstanding
  September 30, 1996...................            100         150             500            300          1,050
                                             ---------  ----------     -----------    -----------      ---------

Options currently exercisable
  September 30, 1996...................             16         150             500            260            926
                                             ---------  ----------     -----------    -----------      ---------

Price range at
  September 30, 1996...................           1.50        2.00            1.50           1.62-
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

                                                                                     Nonoperating
                                                                                        Gains,
                                                                                     Interest and
                                                                                      Unallocated
                                                          Electronic    Hospitality    Corporate
                                                  Year     Products        Group        Expense       Total
                                                  ----    ----------    -----------  ------------   --------
Net Sales (b)..............................       1996    $   15,788    $    9,027   $     360      $ 25,175
                                                  1995        12,056         6,623         331        19,010
                                                  1994        25,056         4,979         346        30,381

Depreciation and amortization..............       1996           312           845         124         1,281
                                                  1995           293           550         118           961
                                                  1994           618           443         141         1,202

Operating profit (loss)....................       1996         3,754           149      (1,698)        2,205
                                                  1995         2,414           244      (1,385)        1,273
                                                  1994         2,179          (227)        283(c)      2,235

Capital expenditures...........................   1996           158         4,430         140         4,728
                                                  1995           274         1,873         679         2,826
                                                  1994           433            30          82           545

Identifiable assets (a)........................   1996         6,225        13,285       3,654        23,164
                                                  1995         6,731         6,362       4,131        17,224
                                                  1994         7,707         4,949       2,528        15,184

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

Corporate operating loss (income) includes the following:

                                                         Years Ended September 30,
                                                       -----------------------------
                                                       1996        1995         1994
                                                       ----        ----         ----
                                                                (In thousands)
     Interest expense............................      $   235   $   124     $   316
     Other unallocated corporate expenses........        1,463     1,261         668
     Settlement of litigation....................            -         -        (217)
     Gain on sale of assets......................            -         -      (1,050)
                                                       -------   -------     --------
                                                       $ 1,698   $ 1,385     $  (283)
                                                       =======   =======     ========

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

At September 30, 1996, future minimum payments for non-cancellable operating leases for facilities and equipment with terms in excess of one year were as follows (in thousands):

          1997................................    $   476
          1998................................        408
          1999................................        408
          2000................................        305
          2001 and beyond.....................      1,284
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


NOTE 13 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

SUPPLEMENTAL SCHEDULE OF CASH PAYMENTS:

                                                  Years Ended September 30,
                                             -----------------------------------
                                              1996            1995          1994
                                             -----            ----          ----
     Cash paid for:
          Interest.......................    $ 231          $ 249         $ 902
          Income taxes...................       44             58            20

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the year ended September 30, 1994, the Company acquired the operating assets and certain liabilities of the New Orleans operations of ECA effective January 1, 1994. In connection with the acquisition, cash was paid as follows (in thousands):

          Estimated fair value of assets acquired (including
            purchased goodwill)                                            $4,192
          Less:
            Note receivable and equity interest exchanged                  (2,641)
            Liabilities assumed                                              (568)
            Market value of stock issued                                     (824)
                                                                           ------

          Cash paid                                                        $  159
                                                                           ------

During the year ended September 30, 1994, the Company acquired all of the outstanding capital stock of AFC effective January 1, 1994. In connection with the acquisition, cash was paid as follows (Iin thousands):

          Estimated fair value of assets acquired (including
            purchased goodwill)                                            $  832
          Less:
            Note receivable and advances exchanged                           (720)
            Liabilities assumed                                              (112)
                                                                           ------

          Cash paid                                                        $    -
                                                                           ------

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

During the year ended September 30, 1996, the Company acquired the operating assets of Cabo and acquired the assets and assumed certain liabilities of the Stockyards Hotel. In connection with the acquisitions, the cash was paid as follows:

     Noncash investing and financing activities
       Fair value of assets acquired
          (including purchased goodwill)                                   $ 4,759
       Liabilities assumed                                                  (1,754)
       Stock issued                                                         (1,698)
                                                                           -------
       Cash paid                                                             1,307

       Less:  cash acquired                                                    (95)
                                                                           -------
       Net cash paid for acquisitions                                      $ 1,212
                                                                           =======

                                                                     SCHEDULE IX
                                                                     -----------

                              BUFFTON CORPORATION
                              -------------------

                       VALUATION AND QUALIFYING ACCOUNTS


                                          Balance        Charged to     Charged to                 Balance
                                        at beginning      costs and       other                     at end
Description                              of period         expenses      accounts     Deductions  of period
------------------------------          ------------     ----------     ----------    ----------  ---------
                                                                   (In thousands)
Reserve for estimated losses
on accounts receivable - trade:

September 30, 1996                      $      75          $   (25)     $    -        $     (15)  $      35

September 30, 1995                            150               84        (159)(a)            -          75

September 30, 1994 (a)                        153              240           -             (243)        150

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

   3.5    Restated by-laws of Buffton Corporation dated January 31, 1996.

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