Form 10-Q
period 1996-12-31
BUFFTON CORP
filed 1997-02-14
CIK 351220

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q


 X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
---    Exchange Act of 1934

       For the quarterly period ended December 31, 1996 or

--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ________ to _____________

       Commission file number 1-9822


                               BUFFTON CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                        75-1732794
-------------------------------                 -------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

             226 Bailey Avenue, Suite 101, Fort Worth, Texas 76107
             -----------------------------------------------------
             (Address and zip code of principal executive offices)

                                (817) 332-4761
               -------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

   -------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, If Changed Since Last
                                    Report)

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

Yes       No
    ---      ---    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                       Number of shares outstanding at:
           Class                                          February 11, 1997
----------------------------                         --------------------------
Common stock, $.05 par value                                  6,678,528

                              BUFFTON CORPORATION

                                     Index
                                     -----


                                                                             Page
                                                                             ----
Part I - Financial Information............................................     3

Item 1 - Financial Statements.............................................     3

Consolidated Condensed Balance Sheets December 31, 1996 (Unaudited)
  and September 30, 1996..................................................     3

Consolidated Condensed Statements of Operations (Unaudited)
  Three Months Ended December 31, 1996 and 1995...........................     4

Consolidated Condensed Statements of Cash Flow (Unaudited)
  Three Months Ended December 31, 1996 and 1995...........................     5

Supplemental Disclosures of Cash Flow Information (Unaudited).............     5

Notes to Consolidated Condensed Financial Statements (Unaudited)..........     6

Item 2 - Management's Discussion and Analysis of Financial Condition and
  Results of Operations...................................................     9

Part II - Other Information...............................................    12

Signatures................................................................    13


PART I  - FINANCIAL INFORMATION

Item 1. - Financial Statements
                              BUFFTON CORPORATION

                     Consolidated Condensed Balance Sheets
                     -------------------------------------

                                                                 December 31,     September 30,
                                                                     1996             1996
                                                                  ---------        ---------
                                                                  (Unaudited)
             Assets                                                     (In thousands)
             ------
Current assets:
  Cash and cash equivalents...................................    $   1,440        $   1,659
  Accounts receivable, net of allowance for
     doubtful accounts of $28,000 and $35,000,
     respectively.............................................        2,786            3,370
  Inventories.................................................        1,864            1,396
  Prepaid and other current assets............................          592              492
                                                                  ---------        ---------
     Total current assets.....................................        6,682            6,917

Property, plant and equipment, at cost:
  Land, building and improvements.............................       12,615           12,257
  Less:  Accumulated depreciation and amortization............       (2,830)          (2,626)
                                                                  ---------        ---------
     Net property, plant and equipment........................        9,785            9,631

Patents, net of accumulated amortization of
     $1,569,000 and $1,529,000, respectively..................        1,411            1,451
Goodwill, net of amortization of $935,000 and
     $845,000, respectively...................................        4,030            4,120
Long-term notes receivable....................................          540              540
Other assets, net.............................................          743              505
                                                                  ---------        ---------
                                                                  $  23,191        $  23,164
                                                                  ---------        ---------
     Liabilities and Stockholders' Equity
     ------------------------------------
Current liabilities:
   Current portion of long-term debt..........................    $     187        $     187
   Accounts payable...........................................        1,306            1,152
   Accrued liabilities........................................        1,138            1,524
   Income taxes...............................................          284              311
                                                                  ---------        ---------
     Total current liabilities................................        2,915            3,174

Long-term debt................................................        2,446            2,493
Deferred income taxes.........................................            4                4
                                                                  ---------        ---------
     Total liabilities........................................        5,365            5,671
                                                                  ---------        ---------

Stockholders' equity:
  Preferred stock $.01 par value; 5,000,000 shares
     authorized; no shares issued and outstanding.............            -                -
  Common stock $.05 par value; 30,000,000 shares
     authorized; outstanding shares 6,726,878.................          337              337
  Additional paid-in capital..................................       14,360           14,354
  Retained earnings...........................................        3,271            3,158
  Treasury stock, at cost, 73,350 and
     183,350 shares, respectively.............................         (142)            (356)
                                                                  ---------        ---------

     Total stockholders' equity...............................       17,826           17,493
                                                                  ---------        ---------
                                                                  $  23,191        $  23,164
                                                                  ---------        ---------

See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                              BUFFTON CORPORATION

          Consolidated Condensed Statements of Operations (Unaudited)
          ----------------------------------------------------------


                                                         Three Months
                                                       Ended December 31,
                                                    -----------------------
                                                      1996           1995
                                                    ---------     ---------
                                                   (In thousands, except per
                                                        share amounts)

Net revenues                                        $   5,969     $   5,336
                                                    ---------     ---------

Costs and expenses:

 Cost of goods sold (exclusive of depreciation)..       1,980         1,889
 Selling, general and administrative.............       3,415         2,693
 Depreciation and amortization...................         331           277
 Interest........................................          55            35
                                                    ---------     ---------


  Total costs and expenses.......................       5,781         4,894
                                                    ---------     ---------
Income before income taxes.......................         188           442
Income tax provision.............................          75           125
                                                    ---------     ---------
Net income.......................................         113           317
                                                    ---------     ---------

Net income per average common share..............   $     .02     $     .06
                                                    ---------     ---------

Weighted average common shares outstanding              6,593         5,685
                                                    ---------     ---------

See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                              BUFFTON CORPORATION

           Consolidated Condensed Statements of Cash Flow (Unaudited)
           ----------------------------------------------------------


                                                           Three Months
                                                        Ended December 31,
                                                   ---------------------------
                                                      1996              1995
                                                   ---------         ---------
                                                         (In thousands)

Net cash provided by operating activities.....     $     324         $     614
                                                   ---------         ---------

Cash flows from investing activities:
  Additions to property, plant and equipment..          (358)             (468)
  Increase in other assets....................          (138)             (104)
                                                   ---------         ---------
Net cash used in investing activities.........          (496)             (572)
                                                   ---------         ---------

Cash flows from financing activities:
  Repayments of long-term debt................           (47)                -
                                                   ---------         ---------
Net cash provided by financing activities.....           (47)                -
                                                   ---------         ---------

Net increase (decrease) in cash...............          (219)               42
Cash at beginning of period...................         1,659                 7
                                                   ---------         ---------

Cash at end of period.........................     $   1,440         $      49
                                                   ---------         ---------


         Supplemental Disclosures of Cash Flow Information (Unaudited)
         -------------------------------------------------------------



Supplemental schedule of cash payments:

                                                           Three Months
                                                        Ended December 31,
                                                   ---------------------------
                                                      1996              1995
                                                   ---------         ---------
                                                         (In thousands)
Cash paid for:
  Interest...............................          $      55         $      35
  Income taxes...........................                121                 5



See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                              BUFFTON CORPORATION

        Notes to Consolidated Condensed Financial Statements (Unaudited)
        ----------------------------------------------------- ---------

Note A
------

          In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Buffton Corporation (the Company), as of December 31, 1996, and the results of its operations and its cash flows for the three month periods ended December 31, 1996 and 1995.

          The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1996 Buffton Corporation
Form 10-K.


Note B
------

          The results of operations for the three month period ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.


Note C
------

          Net income per share has been computed on the basis of the weighted average number of common shares outstanding.


Note D
------

          Inventories are as follows:

                                 December 31,         September 30,
                                     1996                 1996
                                 ------------         ------------
                                          (In thousands)
 Raw materials                   $      1,238         $      1,140
 Work in process                          346                   86
 Finished goods                           280                  170
                                 ------------         ------------
                                 $      1,864         $      1,396
                                 ------------         ------------


Note E
------

          Effective January 1, 1996, the Company entered into an agreement to purchase the assets of Cabo Tacobar One, Ltd., a Mexican restaurant concept with Central and South American influences located in Houston, Texas, for $589,000 in cash, 375,000 shares of the Company's common stock (with an estimated fair market value of $656,000), and a one year option to purchase an additional 150,000 shares of the Company's common stock at a price of $2.00 per share. Additionally, the Company issued 76,500 shares of its common stock for commissions incurred in connection with the acquisition which resulted in increased acquisition costs of $153,000. Excess of purchase price over fair value of net tangible assets acquired, recorded as

Goodwill, approximates $1,300,000 and is being amortized on a straight line basis over 15 years. Effective January 1, 1996, the Company also entered into an agreement to purchase the assets and assume certain liabilities of the Stockyards Hotel, located in Fort Worth, Texas, for $500,000 in cash, 450,000 shares of the Company's common stock (with an estimated fair market value of $788,000) and the refinancing of a $1,600,000 bank term loan. Under this agreement, the Company has guaranteed, until March 15, 1997, a sales price of $2.05 per share for any of this stock that may be sold. At December 31, 1996, no liability had been incurred under the guarantee agreement. These acquisitions were accounted for under purchase accounting and are included in the Company's results of operations beginning on the acquisitions' effective date of January 1, 1996.

          Unaudited proforma results from continuing operations, as if the acquisitions had occurred at the beginning of fiscal 1996 are as follows:


                                                Three Months Ended
                                                   December 31,
                                                       1995
                                                     --------
     Revenues.................................       $6,134
     Net income from operations...............          360
     Primary income per average common share..          .06


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

     During the three months ended December 31, 1996 and 1995, $129,000 and $135,000, respectively, were incurred for work related to the engineering design. These costs were capitalized when incurred because the remedy would prevent further environmental contamination with respect to the contaminated ground water being pumped from the extraction wells and improve the property compared with its condition when acquired by the Company. Due to concerns about the correctness of the remedy provided for in the ROD, additional fieldwork was performed and in June 1995, an RDWP Addendum was prepared and submitted to the EPA. The Company received comments from the EPA regarding this Addendum, and the Company's environmental consultants submitted a response shortly thereafter.

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

          Additional fieldwork provided for in the RDWP Addendum has been conducted at the site and resulted in the formulation of a revised remedy. On December 19, 1995, the Company and its legal and environmental consultants presented to the EPA the RDWP Addendum and the recommended changes to the ROD in the form of a revised remedy. The revised remedy was favorably received by the EPA and is currently being reviewed. The revised remedy would eliminate certain requirements of the existing ROD and would primarily include removing and treating contaminated soil, significantly reducing the time period for remediation. Initial estimates of the revised remedy indicate initial costs of approximately $800,000 to $900,000, and ongoing maintenance costs of approximately $200,000 to $250,000 in the aggregate. The costs would be incurred over a one to two year period after the ROD is amended with the ongoing maintenance costs being incurred over a five year period after initial cost completion. If the EPA amends the ROD and adopts the revised remediation treatment, the Company would, at the date of amendment, expense the estimated future costs of implementing this alternative as well as all prior costs incurred, approximating $797,000 through December 31, 1996, associated with the implementation of the original ROD. On July 16, 1996, the Company and its legal and environmental representatives met with the EPA to review the EPA's written response to the revised remedy presented in December 1995. As a result of this meeting, a review of a more cost efficient remedy is being discussed with the EPA. The EPA now estimates that a revised ROD can be issued in early 1997.

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

Note H
------

          In March 1996, one of the Company's subsidiaries entered into a one year financing agreement with a bank to replace its existing line of credit. The commitment consists of a $2,000,000 revolving line of credit, all of which was available for borrowing at December 31, 1996, and is secured by the accounts receivable and inventory of the subsidiary. The terms of the finance agreement provide for interest to be paid monthly at a floating rate equal to the established prime rate. The agreement also provides for a commitment fee of 0.25% per annum of the unused portion of the facility.

                              BUFFTON CORPORATION

PART I - FINANCIAL INFORMATION
------------------------------

Item 2.   - Management's Discussion and Analysis of Financial Condition and
            Results of Operations

GENERAL INFORMATION

          At December 31, 1996, the Company consists of operations in two principal segments, electrical products and hospitality group. During the year ended September 30, 1996 and the three months ended December 31, 1996, the Company entered into the following acquisition transactions.

          Effective January 1, 1996, the Company entered into agreements to purchase the assets of Cabo Tacobar One, Ltd. (Cabo), located in Houston, Texas and to purchase the assets and assume certain liabilities related to the Stockyards Hotel (SYH), located in Fort Worth, Texas. See Liquidity and Capital Resources in this section and Note E of Notes to Consolidated Condensed Financial Statements for details of the acquisitions.

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

RESULTS OF OPERATIONS

          Consolidated net revenues in 1996 increased 12% compared to 1995. Electrical products revenues decreased 5% in 1996 versus 1995 due to the timing of shipments, made under contract, of power distribution modules incorporating surge suppression for integration into a customer's sorter equipment. However, management expects sales levels for electrical products for fiscal 1997 to increase over 1996 levels. Hospitality Division revenues in 1996 increased 52% from the 1995 period due to the inclusion of the results of operations of Cabo and SYH effective January 1, 1996. Revenues for the hospitality group are expected to increase during the remainder of fiscal 1997 as a second Cabo location is expected to open during the third quarter of fiscal 1997 and a destination food and beverage restaurant at SYH is expected to open during the fourth quarter of fiscal 1997. The expected increases in hospitality group revenues will be partially offset by the sale of 441 Bourbon Street in fiscal 1996.

          Consolidated total costs and expenses during 1996 increased 18% compared to 1995. Consolidated costs of sales increased 5% during 1996 versus 1995. As a percent of related revenues, these costs were 33% in 1996 versus 35% in 1995. Electrical products cost of sales decreased 4% in 1996 compared to 1995. These costs as a percent of revenue were approximately 41% in 1996 and 1995. The decrease in absolute dollars was due to decreased sales. Cost of sales related to the Hospitality Division in 1996 increased 37% compared to 1995. This increase is due to the inclusion of the results of operations of Cabo and SYH effective January 1, 1996.

          Consolidated selling, general and administrative expenses increased 27% during 1996 versus 1995. The absolute dollar increase in these expenses is due to increased sales levels. As a percent of revenue, these expenses were 57% during 1996 versus 50% in 1995. Electrical products selling, general and administrative expenses increased 10% in 1996 compared to 1995. The increase in selling, general and administrative expense associated with the electrical products segment is due to the 1995 results including the reversal of reserves in the amount of $146,000 related to favorable developments of certain state tax claims. The expenses associated with the hospitality group in 1996 increased 33% compared to 1995 due to the inclusion of the results of operations of Cabo and SYH effective January 1, 1996 and to increased expenses related to development of food concepts and management.

          Consolidated depreciation and amortization expense increased 19% during 1996 compared to 1995, primarily as a result of the previously discussed acquisition of Cabo and SYH. The increase in interest expense to $55,000 for 1996 from $35,000 in 1995 is primarily due to the refinancing of a $1,600,000 bank term loan assumed in connection with the acquisition of SYH and the borrowing of $1,200,000 in March 1996 from an insurance company, secured by a deed of trust on a commercial office building located in Fort Worth, Texas.

          During the three months ended December 31, 1996, the Company reported income from operations before income taxes of $188,000 versus $442,000 in 1995. This decrease is due to the Company's electrical products operation reporting lower profit in 1996 compared to 1995. This decrease was due to lower sales levels and higher selling, general and administrative costs previously discussed. Increased expenses related to development of food concepts and management for the hospitality group also negatively impacted net income.


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

          During the three months ended December 31, 1996 and 1995, $129,000 and $135,000, respectively, were incurred for work related to the engineering design. These costs were capitalized when incurred because the remedy would prevent further environmental contamination with respect to the contaminated ground water being pumped from the extraction wells and improve the property compared with its condition when acquired by the Company. Due to concerns about the correctness of the remedy provided for in the ROD, additional fieldwork was performed and in June 1995, an RDWP Addendum was prepared and submitted to the EPA. The Company received comments from the EPA regarding this Addendum, and the Company's environmental consultants submitted a response shortly thereafter.

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

          Additional fieldwork provided for in the RDWP Addendum has been conducted at the site and resulted in the formulation of a revised remedy. On December 19, 1995, the Company and its legal and environmental consultants presented to the EPA the RDWP Addendum and the recommended changes to the ROD in the form of a revised remedy. The revised remedy was favorably received by the EPA and is currently being reviewed. The revised remedy would eliminate certain requirements of the existing ROD and would primarily include removing and treating contaminated soil, significantly reducing the time period for remediation. Initial estimates of the revised remedy indicate initial costs of approximately $800,000 to $900,000, and ongoing maintenance costs of approximately $200,000 to $250,000 in the aggregate. The costs would be incurred over a one to two year period after the ROD is amended with the ongoing maintenance costs being incurred over a five year period after initial cost completion. If the EPA amends the ROD and adopts the revised remediation treatment, the Company would, at the date of amendment, expense the estimated future costs of implementing this alternative as well as all prior costs incurred, approximating $797,000 through December 31, 1996, associated with the implementation of the original ROD. On July 16, 1996, the Company and its legal and environmental representatives met with the EPA to review the EPA's written response to the revised remedy presented in December 1995. As a result of this meeting, a review of a more cost efficient remedy is being discussed with the EPA. The EPA now estimates that a revised ROD can be issued in early 1997.

          Subsequent to December 31, 1996, the Company began construction on a second Cabo unit to be located in the historical district of downtown Houston, Texas. The unit is expected to open during the third quarter of fiscal 1997. Plans for a new restaurant to be located at SYH are being finalized and it is expected to open during the fourth quarter of fiscal 1997. Capital expenditures for these two projects are expected to approximate $1,750,000 and are expected to be funded from existing cash and operating cash flow.

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


                                              BUFFTON CORPORATION
                                              (Registrant)



                                              By: /s/ ROBERT H. MCLEAN
                                                 -------------------------------
                                                      Chairman of the Board
                                                      and President
  February 14, 1997
  -----------------



                                              By: /s/ ROBERT KORMAN
                                                 -------------------------------
                                                      Vice President and
                                                      Chief Financial Officer

  February 14, 1997
  -----------------