Form 10-K/A
period 1996-09-30
BUFFTON CORP
filed 1997-04-22
CIK 351220

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-K/A-2

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---   ACT OF 1934
      For the fiscal year ended September 30, 1996
--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from _______ to ________
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

  Title of Each Class                      Name of Each Exchange on Which
Common stock, $.05 par value                    Registered American
                                                   Stock Exchange


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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          ---

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

                      Documents Incorporated By Reference

Portions of the following documents are incorporated by reference into the indicated part or parts of this report:

     None

                              BUFFTON CORPORATION

                                 FORM 10-K/A-2


The undersigned registrant hereby amends Item 14 of its Annual Report for 1996 on Form 10-K/A dated January 28, 1997 to include Exhibit 10.7 and to incorporate by reference Exhibit 10.8.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-----------------------------------------------------------------
          FORM 8-K
          --------

   (a)    The following documents are filed as a part of this report:

     *    1.  Financial Statements - The financial statements listed in the
              --------------------
              "Index to Consolidated Financial Statements and Financial Statement Schedule" described at F-1.

     *    2.  Financial Statement Schedule - The financial statement
              ----------------------------
              schedule listed in the "Index to Consolidated Financial Statements and Financial Statement Schedule" described at F-1.

          3.  Exhibits - Refer to (c) below.
              --------

   (b)    Reports on Form 8-K.
          --------------------

     * Report dated November 15, 1995 reporting changes to the Company's Rights Agreement

   (c)    Exhibits
          --------

     * 3.1 Certificate of Incorporation (Exhibit 3.1 to Form S-1 Registration Statement No. 2-71057 and incorporated herein by reference).

     * 3.2 By-laws (Exhibit 3.2 to Form S-1 Registration Statement No. 2-71057 and incorporated herein by reference).

     * 3.3 Certificate of Amendment to the Certificate of Incorporation Creating Classified Board of Directors, eliminating a Stockholder's right to call a special meeting, and adopting a fair price supermajority provision dated February 21, 1989 (Exhibit 4.4 to Form 10-Q for the quarter ended March 31, 1989 and incorporated herein by reference).

     * 3.4 Restated by-laws of Buffton Corporation dated February 21, 1989 (Exhibit 4.5 to Form 10-Q for the quarter ended March 31, 1989 and incorporated herein by reference).

     *    3.5 Restated by-laws of Buffton Corporation dated January 31,
              1996.

     *    4   Rights Agreement (Exhibit 1 to Form 8-K dated June 23, 1988 and incorporated herein by reference).

     *   10.1       Agreement for Sale of Assets from Flo Control, Inc. dated as of January 20, 1995, by and among Buffton Corporation, a Delaware corporation, Flo Control, Inc., a Delaware corporation ("Seller") and F.C. Acquisition, Inc., a
                    California corporation ("Buyer") incorporated herein by reference to Form 8-K dated January 20, 1995.


     *   10.2       Agreement for sale of Florida Realty Joint Venture interests from Flo Control, Inc., dated January 20, 1995 by and among
                    Buffton Corporation, a Delaware corporation, Flo Control,
                    Inc. a Delaware corporation, ("Seller") and F.L.C. Property
                    Acquisition, Inc., a California corporation ("Buyer") incorporated herein by reference to Form 8-K dated January
                    20, 1995.

     *   10.3       Agreement for Sale of Secondary Containment Assets from Flo
                    Control, Inc., dated January 20, 1995, by and among Buffton
                    Corporation, a Delaware corporation, Flo Control, Inc., a
                    Delaware corporation ("Seller") and Patrick Hopkins and Flo-
                    Safe Systems, Inc. a Wisconsin corporation ("Buyer") incorporated herein by reference to Form 8-K dated January
                    20, 1995.

     *   10.4       Second Amendment to Accounts Financing Agreement dated
                    January 20, 1995 by and among Congress Financial
                    Corporation, Current Technology, Inc., Electro-Mech, Inc., and Flo Control, Inc. incorporated herein by reference to Form 8-K dated January 20, 1995.

     *   10.5       Second Amended and Restated Revolving Credit Note
                    incorporated herein by reference to Form 8-K dated January
                    20, 1995.

     *   10.6       Rights Amendment Agreement dated November 15, 1995
                    incorporated herein by reference to Form 8-K dated November
                    15, 1995.

         10.7 Agreement of Purchase and Sale of Cabo Tacobar One, Ltd dated January 4, 1996

         10.8 Asset Purchase Agreement for the Stockyards Hotel dated January 19, 1996 incorporated herein by reference to Form 8-K dated January 19, 1996.

     *   11         Statement of Computation of Earnings Per Share

     *   21         Subsidiaries of the Company

         23         Consent of Independent Accountants

     *   27         Financial Data Schedule


* Previously filed or incorporated by reference in Form 10-K/A dated January 28, 1997.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


BUFFTON CORPORATION

By: /s/ Robert Korman                               April 21, 1997
   -----------------------------------              --------------
   Robert Korman, Vice President and
   Chief Financial Officer