Form 10-Q
period 1997-03-31
BUFFTON CORP
filed 1997-05-15
CIK 351220

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

     For the quarterly period ended March 31, 1997 or

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


             ----------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)

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
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Number of shares outstanding at:
          Class                                          April 14, 1997
----------------------------                    --------------------------------
Common stock, $.05 par value                                7,713,928

                              BUFFTON CORPORATION

                                     Index
                                     -----

                                                                            Page
                                                                            ----

Part I - Financial Information............................................     3

Item 1 - Financial Statements.............................................     3

Consolidated Condensed Balance Sheets March 31, 1997 (Unaudited)
  and September 30, 1996..................................................     3

Consolidated Condensed Statements of Operations (Unaudited)
  Three Months Ended March 31, 1997 and 1996..............................     4

Consolidated Condensed Statements of Operations (Unaudited)
  Six Months Ended March 31, 1997 and 1996................................     5

Consolidated Condensed Statements of Cash Flow (Unaudited)
  Six Months Ended March 31, 1997 and 1996................................     6

Supplemental Disclosures of Cash Flow Information (Unaudited).............     6

Notes to Consolidated Condensed Financial Statements (Unaudited)..........     7

Item 2 - Management's Discussion and Analysis of Financial Condition and
  Results of Operations...................................................    11

Part II - Other Information...............................................    15

Signatures................................................................    16

                              BUFFTON CORPORATION

                     Consolidated Condensed Balance Sheets
                     -------------------------------------

                                                                       March 31,      September 30,
                                                                         1997             1996
                                                                      -----------     --------------
                                                                      (Unaudited)
                                                                             (In thousands)
                    Assets
                    ------
Current assets:
  Cash and cash equivalents                                              $ 1,672         $ 1,659
  Accounts receivable, net of allowance for
    doubtful accounts of $29,000 and $35,000,
    respectively....................................................       2,867           3,370
  Inventories.......................................................       1,518           1,396
  Prepaid and other current assets..................................         987             492
                                                                         -------         -------
    Total current assets............................................       7,044           6,917
                                                                         -------         -------

Property, plant and equipment, at cost:
  Land, building and improvements...................................      12,834          12,257
  Less:  Accumulated depreciation and amortization..................      (3,026)         (2,626)
                                                                         -------         -------
   Net property, plant and equipment................................       9,808           9,631
                                                                         -------         -------

Patents, net of accumulated amortization of
   $1,609,000 and $1,529,000, respectively..........................       1,371           1,451
Goodwill, net of amortization of $1,025,000 and
   $845,000, respectively...........................................       3,939           4,120
Long-term note receivable...........................................         430             540
Other assets........................................................       1,132             505
                                                                         -------         -------
                                                                         $23,724         $23,164
                                                                         =======         =======
       Liabilities and Stockholders' Equity
       ------------------------------------
Current liabilities:
  Current portion of long-term debt.................................     $   187         $   187
  Accounts payable..................................................         956           1,152
  Accrued liabilities...............................................       1,074           1,524
  Income taxes......................................................         638             311
                                                                         -------         -------
   Total current liabilities........................................       2,855           3,174

Long - term debt....................................................       2,400           2,493
Deferred income taxes...............................................           4               4
                                                                         -------         -------
   Total liabilities................................................       5,259           5,671
                                                                         -------         -------

Stockholders' equity:
  Preferred stock $.01 par value; 5,000,000 shares
    authorized; no shares issued and outstanding....................           -               -
  Common stock $.05 par value; 30,000,000 shares authorized;
   6,726,878 shares outstanding.....................................         337             337
  Additional paid-in capital........................................      14,365          14,354
  Retained earnings.................................................       3,872           3,158
  Treasury stock, at cost, 54,550 and 183,350, shares respectively..        (109)           (356)
                                                                         -------         -------

   Total stockholders' equity.......................................      18,465          17,493
                                                                         -------         -------
                                                                         $23,724         $23,164
                                                                         =======         =======

See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                              BUFFTON CORPORATION

          Consolidated Condensed Statements of Operations (Unaudited)
          -----------------------------------------------------------

                                                        Three Months
                                                       Ended March 31,
                                                   ---------------------
                                                    1997           1996
                                                   ------         ------
                                                   (In thousands, except
                                                     per share amounts)

Net revenues.....................................  $7,326         $5,972
                                                   ------         ------
Costs and expenses:
 Cost of goods sold (exclusive of depreciation)..   2,395          2,018
 Selling, general and administrative.............   3,532          3,227
 Depreciation and amortization...................     341            378
 Interest........................................      56             60
                                                   ------         ------

  Total costs and expenses.......................   6,324          5,683
                                                   ------         ------

Income before income taxes.......................   1,002            289
Income tax provision.............................     401             80
                                                   ------         ------

Net income.......................................  $  601         $  209
                                                   ======         ======

Primary income per average common share..........  $  .09         $  .03
                                                   ======         ======

Weighted average common shares outstanding.......   6,679          6,675
                                                   ======         ======

Fully diluted income per common share............  $  .09         $  .03
                                                   ======         ======

Fully diluted shares outstanding.................   6,679          6,675
                                                   ======         ======

See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                              BUFFTON CORPORATION

          Consolidated Condensed Statements of Operations (Unaudited)
          -----------------------------------------------------------

                                                         Six Months
                                                       Ended March 31,
                                                   ---------------------
                                                    1997            1996
                                                   -------       -------
                                                   (In thousands, except
                                                     per share amounts)

Net revenues.....................................  $13,295       $11,308
                                                   -------       -------
Costs and expenses:
 Cost of goods sold (exclusive of depreciation)..    4,375         3,907
 Selling, general and administrative.............    6,947         5,920
 Depreciation and amortization...................      672           655
 Interest........................................      111            95
                                                   -------       -------

  Total costs and expenses.......................   12,105        10,577
                                                   -------       -------

Income before income taxes.......................    1,190           731
Income tax provision.............................      476           205
                                                   -------       -------

Net income.......................................  $   714       $   526
                                                   =======       =======

Primary income per average common share..........  $   .11       $   .09
                                                   =======       =======

Weighted average common shares outstanding.......    6,635         6,178
                                                   =======       =======

Fully diluted income per common share............  $   .10       $   .09
                                                   =======       =======

Fully diluted shares outstanding.................    6,999         6,178
                                                   =======       =======

See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                              BUFFTON CORPORATION
                              -------------------

           Consolidated Condensed Statements of Cash Flow (Unaudited)
           ----------------------------------------------------------

                                                    Six Months
                                                   Ended March 31,
                                                --------------------
                                                 1997          1996
                                                ------        ------
                                                    (In thousands)
Net cash provided by operating activities.....  $1,052       $   621
                                                ------       -------

Cash flows from investing activities:
  Additions to property, plant and equipment..    (577)         (683)
  Additions to other assets...................    (354)          (19)
  Acquisitions, net of cash acquired..........       -        (1,007)
                                                ------       -------
Net cash provided by investing activities.....    (931)       (1,709)
                                                ------       -------

Cash flows from financing activities:
  Additions to long-term debt.................       -         1,200
  Repayments of long-term debt................     (93)          (26)
  Treasury stock purchases....................     (15)            -
                                                ------       -------
Net cash provided by financing activities.....    (108)        1,174
                                                ------       -------

Net increase in cash..........................      13            86
Cash and cash equivalents at beginning
  of period...................................   1,659             7
                                                ------       -------

Cash and cash equivalents at end of period....  $1,672       $    93
                                                ======       =======


               Supplemental Disclosures of Cash Flow Information
               -------------------------------------------------

Supplemental cash flow information (unaudited):
                                                    Six Months
                                                   Ended March 31,
                                                --------------------
                                                 1997          1996
                                                ------        ------
                                                    (In thousands)

Cash paid for:
  Interest...................................   $  56         $   40
  Income taxes...............................     164              5

Noncash investing and financing activities:
  Fair value of assets acquired..............                 $4,660
  Liabilities assumed........................                  1,754
  Stock issued...............................                  1,804
                                                              ------
  Cash paid..................................                  1,102
  Less:  Cash acquired.......................                     95
                                                              ------
  Net cash paid for acquisitions.............                 $1,007
                                                              ======

See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                              BUFFTON CORPORATION

        Notes to Consolidated Condensed Financial Statements (Unaudited)
        ----------------------------------------------------------------



Note A
------

          In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Buffton Corporation (the Company), as of March 31, 1997, the results of its operations for the three and six month periods ended March 31, 1997 and 1996 and its cash flows for the six month periods ended March 31, 1997 and 1996.

          The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1996 Buffton Corporation Annual Report on Form 10-K/A.


Note B
------

          The results of operations for the three and six month periods ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.


Note C
------

          Net income per share has been computed on the basis of the weighted average number of common shares outstanding.

          In February 1997, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 128, Earnings per Share ("FAS 128"), which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Effective December 31, 1997, the Company will adopt FAS 128, which establishes standards for computing and presenting earnings per share ("EPS"). The statement requires dual presentations of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the dilutited EPS calculation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would have occured if securities or other contracts to issue common stock had been exercised, converted or resulted in the issuance of common stock that would have then shared in the earnings of the entity. Had the Company already adopted the provision of this statement, there would have been no impact on the EPS amounts presented.

Note D
------

  Inventories are as follows:

                                       March 31,     September 30,
                                          1997            1996
                                       ---------     -------------
                                             (In thousands)
 Raw materials                          $  917          $1,140
 Work in process                           321              86
 Finished goods                            280             170
                                        ------          ------
                                        $1,518          $1,396
                                        ======          ======

Note E
------

     Effective January 1, 1996, the Company entered into an agreement to purchase the assets of Cabo Tacobar One, Ltd., a Mexican restaurant concept with Central and South American influences located in Houston, Texas, for $589,000 in cash, 375,000 shares of the Company's common stock (with an estimated fair market value of $656,000), and a one year option to purchase an additional 150,000 shares of the Company's common stock at a price of $2.00 per share. Additionally, the Company issued 76,500 shares of its common stock for commissions incurred in connection with the acquisition which resulted in increased acquisition costs of $153,000. Excess of purchase price over fair value of net tangible assets acquired, recorded as Goodwill, approximates $1,300,000 and is being amortized on a straight line basis over 15 years. Effective January 1, 1996, the Company also entered into an agreement to purchase the assets and assume certain liabilities of the Stockyards Hotel, located in Fort Worth, Texas, for $500,000 in cash, 450,000 shares of the Company's common stock (with an estimated fair market value of $788,000) and the refinancing of a $1,600,000 bank term loan. Under this agreement, the Company guaranteed, until March 15, 1997, a sales price of $2.05 per share for any of this stock that may be sold. No liability was incurred under the guarantee agreement. These acquisitions were accounted for under purchase accounting and are included in the Company's results of operations beginning on the acquisitions' effective date of January 1, 1996.

     Unaudited proforma results from continuing operations, as if the acquisitions had occurred at the beginning of fiscal 1996 are as follows:

                                                 Six Months Ended
                                                     March 31,
                                                       1996
                                                ------------------

     Revenues.................................        $12,106
     Net income from operations...............            569
     Primary income per average common share..            .09


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

     During the six months ended March 31, 1997 and 1996, $199,000 and $229,000, respectively, were incurred for work related to the engineering design. These costs were capitalized when incurred because the remedy would prevent further environmental contamination with respect to the contaminated ground water being pumped from the extraction wells and improve the property compared with its condition when acquired by the Company. Due to concerns about the correctness of the remedy provided for in the ROD, additional fieldwork was performed and in June 1995, an RDWP Addendum was prepared and submitted to the EPA. The Company received comments from the EPA regarding this Addendum, and the Company's environmental consultants submitted a response shortly thereafter.

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

     Additional fieldwork provided for in the RDWP Addendum was conducted at the site and resulted in the formulation of a revised remedy. On December 19, 1995, the Company and its legal and environmental consultants presented to the EPA the RDWP Addendum and the recommended changes to the ROD in the form of a revised remedy. On July 16, 1996, the Company and its legal and environmental representatives met with the EPA to review the EPA's written response to this revised remedy. The revised remedy would eliminate certain requirements of the existing ROD and would primarily include removing and treating contaminated soil, significantly reducing the time period for remediation.

     In April 1997, the EPA issued a proposed plan setting forth the expedited remedy discussed above. The proposed plan allows 30 days for public comment.
If the EPA issues an amended ROD that is consistent with the proposed plan, the Company would, at the date of amendment, expense approximately $3,000,000, the estimated net present value of the future costs of implementing this alternative. Additionally, all prior costs incurred, approximating $870,000 through March 31, 1997, associated with the implementation of the original ROD would be expensed. As a result, the Company expects to expense $3,870,000 during the quarter ending June 30, 1997.

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


Note H
------

     One of the Company's subsidiaries has a financing agreement with a bank which consists of a $2,000,000 revolving line of credit, all of which was available for borrowing at March 31, 1997, and is secured by the accounts receivable and inventory of the subsidiary. The terms of the finance agreement provide for interest to be paid monthly at a floating rate equal to the established prime rate. The agreement also provides for a commitment fee of 0.25% per annum of the unused portion of the facility.


Note I
------

     In April 1997, the Company acquired all of the outstanding stock of Hotels of Distinction (HOD), a hotel management company, from Alan Tremain, O.B.E. and Jean-Claude Mathot in exchange for 300,000 shares of the Company's common stock. In addition, Mr. Tremain will become Chairman of the Board of the Company and Jean-Claude Mathot will become President and Chief Operating Officer of the Company. Because HOD has no assets or management contracts at the date of purchase, the transaction, in substance, represents payment for employment services. As a result, the Company will expense $875,000, the estimated fair market value of the stock, during the quarter ending June 30, 1997.

                              BUFFTON CORPORATION

PART I - FINANCIAL INFORMATION
------------------------------

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations


GENERAL INFORMATION

     At March 31, 1997, the Company consists of operations in two principal segments, electrical products and hospitality group. During the year ended September 30, 1996 and the six months ended March 31, 1997, the Company entered into the following acquisition and disposition transactions.

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


RESULTS OF OPERATIONS

     Consolidated net revenues in the 1997 three and six month periods increased 23% and 18%, respectively, compared to 1996. Electrical products revenues for the 1997 three and six month periods increased 36% and 14%, respectively, due to increased shipments made under contract, of power distribution modules incorporating surge suppression for integration into a customer's sorter equipment and to a new product introduction in its power siftor line. Hospitality revenues for the 1997 three month period increased 7% compared to 1996 due to increased revenues at Cat's Meow (primarily due to increased major tourist events in New Orleans and higher sales during Mardi Gras, as well as a menu price increase of approximately 6%) and Cabo (due to expansion in May 1996) offset by reduction in revenues by sale of River Rat's in July 1996.
Hospitality Division revenues for the 1997 six month period increased 23%, due to the inclusion of the results of operations of Cabo and SYH effective January 1, 1996.

     Consolidated total costs and expenses during the 1997 three and six month periods increased 11% and 14%, respectively, compared to 1996. Consolidated costs of sales increased 19% and 12% during the 1997 three and six month periods versus 1996. As a percent of related revenue, these costs were 33% during the 1997 three month period versus 34% a year earlier and were 33% during the 1997 six month period versus 35% a year earlier. Electrical products cost of sales during the 1997 three and six month periods increased 26% and 11% compared to 1996. These costs as a percent of revenue were 41% in the 1997 three month period compared to 44% in 1996 and 41% in the 1997 six month period compared to 42% in 1996. The increase in absolute dollars was due to increased sales and the decrease in costs as a percent of revenue is due to increased manufacturing efficiencies. Cost of sales related to the Hospitality Division during the 1997 three and six month periods increased 1% and 16%, respectively. This increase is due to the increase in sales as previously discussed. Cost of sales as a percentage of revenue approximated prior year amounts.

     Consolidated selling, general and administrative expenses for the 1997 three and six month periods increased 9% and 17%, respectively, compared to 1996. The absolute dollar increase in these expenses is due to increased sales levels incurred during 1997. As a percent of revenue, these expenses were 48% for the 1997 three month period versus 54% in 1996 and were 52% for the 1997 and 1996 six month periods. Electrical products selling, general and administrative expenses increased 12% and 11% for the 1997 three and six month periods, respectively, versus 1996. The increases associated with the electrical products segment are due to the 1996 results including the reversal of reserves in the amount of $146,000 related to favorable developments of certain state sales tax claims and to higher salaries and commissions incurred as a result of increased sales. The expenses associated with the Hospitality Division for the 1997 three month period approximated the 1996 amount. The expenses associated with the Hospitality Division for the 1997 six month period increased 7% , compared to 1996. This increase is due to the inclusion of the results of operations of Cabo and SYH effective January 1, 1996.

     The increase in interest expense to $111,000 for the 1997 six month period from $95,000 in 1996 is primarily due to the refinancing of a $1,600,000 bank term loan assumed in connection with the acquisition of SYH offset by the reduction of debt outstanding under a line of credit with a bank. Interest expense for the 1997 three month period approximated the 1996 amount.

     During the three months ended March 31, 1997, the Company reported income from continuing operations before income taxes of $1,002,000 versus $289,000 in 1996. This increase is due to increased operating income at the electrical products division and hospitality division of approximately $650,000 and $350,000, respectively, offset in part by increased corporate expenses related to concept development and additional management salaries incurred to develop the hospitality operations for future growth. During the six months ended March 31, 1997, the Company reported income from continuing operations before income taxes of $1,190,000 versus $731,000 in 1996. This increase is due to increased operating income at the electrical products division and hospitality division of approximately $450,000 and $580,000, respectively, offset in part by increased corporate expenses related to concept development and additional management salaries incurred to develop the hospitality operations for future growth.

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

     During the six months ended March 31, 1997 and 1996, $199,000 and $229,000, respectively, were incurred for work related to the engineering design. These costs were capitalized when incurred because the remedy would prevent further environmental contamination with respect to the contaminated ground water being pumped from the extraction wells and improve the property compared with its condition when acquired by the Company. Due to concerns about the correctness of the remedy provided for in the ROD, additional fieldwork was performed and in June 1995, an RDWP Addendum was prepared and submitted to the EPA. The Company received comments from the EPA regarding this Addendum, and the Company's environmental consultants submitted a response shortly thereafter.

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

     Additional fieldwork provided for in the RDWP Addendum was conducted at the site and resulted in the formulation of a revised remedy. On December 19, 1995, the Company and its legal and environmental consultants presented to the EPA the RDWP Addendum and the recommended changes to the ROD in the form of a revised remedy. On July 16, 1996, the Company and its legal and environmental representatives met with the EPA to review the EPA's written response to this revised remedy. The revised remedy would eliminate certain requirements of the existing ROD and would primarily include removing and treating contaminated soil, significantly reducing the time period for remediation.

     In April 1997, the EPA issued a proposed plan setting forth the expedited remedy discussed above. The proposed plan allows 30 days for public comment.
If the EPA issues an amended ROD that is consistent with the proposed plan, the Company would, at the date of amendment, expense approximately $3,000,000, the estimated net present value of the future costs of implementing this alternative. Additionally, all prior costs incurred, approximating $870,000 through March 31, 1997, associated with the implementation of the original ROD would be expensed. As a result, the Company expects to expense $3,870,000 during the quarter ending June 30, 1997.

     In April 1997, the Company acquired all of the outstanding stock of Hotels of Distinction (HOD), a hotel management company, from Alan Tremain, O.B.E. and Jean-Claude Mathot in exchange for 300,000 shares of the Company's common stock. In addition, Mr. Tremain will become Chairman of the Board of the Company and Jean-Claude Mathot will become President and Chief Operating Officer of the Company. Because HOD has no assets or management contracts at the date of purchase, the transaction, in substance, represents payment for employment services. As a result, the Company will expense $875,000, the estimated fair market value of the stock, during the quarter ending June 30, 1997.

     In February 1997, the Company began construction on a second Cabo unit to be located in the historical district of downtown Houston, Texas. The unit is expected to open during the fourth quarter of fiscal 1997. Plans for a new restaurant are being finalized and it is expected to open during the fourth quarter of fiscal 1997. Capital expenditures for these two projects are expected to approximate $1,750,000 and are expected to be funded from existing cash and operating cash flow.

                              BUFFTON CORPORATION



PART II - OTHER INFORMATION
---------------------------

Item 1. -  Legal Proceedings

           None


Item 6. -  Exhibits and Reports on Form 8-K

           (a)  Exhibits


           2.1 Asset Purchase Agreement dated February 14, 1997 incorporated herein by reference to the Definitive Proxy Statement dated April 23, 1997.

           3.1  Restated by-laws of Buffton Corporation dated April 7, 1997

           (b)  Reports on Form 8-K

                Report dated February 21, 1997 reporting Asset Purchase Agreement of Current Technology, Inc.

                              BUFFTON CORPORATION

                                   SIGNATURES
                                   ----------



Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     BUFFTON CORPORATION
                                     (Registrant)



                                     By:  /s/ Robert H. McLean
                                         -------------------------------------
                                              Chairman of the Board
                                              and President
May 14, 1997
------------



                                     By:  /s/ Robert Korman
                                         -------------------------------------
                                              Vice President and
                                              Chief Financial Officer

May 14, 1997
------------