Form 10-Q
period 1997-06-30
BUFFTON CORP
filed 1997-08-11
CIK 351220

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---
     Act of 1934 For the quarterly period ended June 30, 1997 or

     Transition report pursuant to Section 13 or 15(d) of the Securities
---
     Exchange Act of 1934

     For the transition period from ________ to __________

     Commission file number 1-9822

                           BFX HOSPITALITY GROUP, INC.
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                  75-1732794
---------------------------------------  --------------------------------------
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

                              Buffton Corporation
        ---------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, If Changed
                              Since Last Report)

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
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                         Number of shares outstanding at:
           Class                                August 2, 1997
 --------------------------              --------------------------------
Common stock, $.05 par value                        7,677,828

                          BFX HOSPITALITY GROUP, INC.

                                     Index
                                     -----




                                                                            Page
                                                                            ----

Part I - Financial Information............................................     3

Item 1 - Financial Statements.............................................     3

Consolidated Condensed Balance Sheets June 30, 1997 (Unaudited)
  and September 30, 1996..................................................     3

Consolidated Condensed Statements of Operations (Unaudited)
  Three Months Ended June 30, 1997 and 1996...............................     4

Consolidated Condensed Statements of Operations (Unaudited)
  Nine Months Ended June 30, 1997 and 1996................................     5

Consolidated Condensed Statements of Cash Flow (Unaudited)
  Nine Months Ended June 30, 1997 and 1996................................     6

Supplemental Disclosures of Cash Flow Information (Unaudited).............     6

Notes to Consolidated Condensed Financial Statements (Unaudited)..........     7

Item 2 - Management's Discussion and Analysis of Financial Condition and
  Results of Operations...................................................    12

Part II - Other Information...............................................    16

Signatures................................................................    17

                          BFX HOSPITALITY GROUP, INC.

                     Consolidated Condensed Balance Sheets
                     -------------------------------------

                                                                        June 30,    September 30,
                                                                          1997           1996
                                                                       ----------   -------------
                                                                       (Unaudited)
                                                                             (In thousands)
                    Assets
                    ------
Current assets:
  Cash and cash equivalents                                               $25,581         $ 1,659
  Receivables, net of allowance for
    doubtful accounts of $35,000 at September 30, 1996...............       1,962           3,370
  Inventories........................................................          76           1,396
  Prepaid and other current assets...................................         149             492
                                                                          -------         -------
    Total current assets.............................................      27,768           6,917
                                                                          -------         -------

Property, plant and equipment, at cost:
  Land, building and improvements....................................      10,915          12,257
  Less:  Accumulated depreciation and amortization...................      (2,648)         (2,626)
                                                                          -------         -------
   Net property, plant and equipment.................................       8,267           9,631
                                                                          -------         -------

Patents, net of accumulated amortization of
   $1,529,000........................................................           -           1,451
Goodwill, net of amortization of $1,117,000 and
   $845,000, respectively............................................       3,849           4,120
Long-term notes receivable...........................................           -             540
Other assets.........................................................         356             505
                                                                          -------         -------
                                                                          $40,240         $23,164
                                                                          =======         =======
       Liabilities and Stockholders' Equity
       ------------------------------------
Current liabilities:
  Current portion of long-term debt..................................     $   187         $   187
  Accounts payable...................................................         400           1,152
  Accrued liabilities................................................       5,804           1,524
  Income taxes.......................................................       4,827             311
                                                                          -------         -------
   Total current liabilities.........................................      11,218           3,174

Long - term debt.....................................................       2,353           2,493
Deferred income taxes................................................           4               4
                                                                          -------         -------
   Total liabilities.................................................      13,575           5,671
                                                                          -------         -------

Stockholders' equity:
  Preferred stock $.01 par value; 5,000,000 shares
    authorized; no shares issued and outstanding.....................           -               -
  Common stock $.05 par value; 30,000,000 shares authorized;
   7,786,878 shares outstanding......................................         390             337
  Additional paid-in capital.........................................      16,328          14,354
  Retained earnings..................................................      10,206           3,158
  Treasury stock, at cost, 109,050 and 183,350, shares respectively..        (259)           (356)
                                                                          -------         -------

   Total stockholders' equity........................................      26,665          17,493
                                                                          -------         -------
                                                                          $40,240         $23,164
                                                                          =======         =======

See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                          BFX HOSPITALITY GROUP, INC.

          Consolidated Condensed Statements of Operations (Unaudited)
          -----------------------------------------------------------

                                                                    Three Months
                                                                   Ended June 30,
                                                              -------------------------
                                                                1997             1996
                                                              --------         --------
                                                              (In thousands, except per
                                                                   share amounts)

Net revenues.............................................     $  2,646         $  2,602
                                                              --------         --------

Cost of goods sold (exclusive of depreciation)...........          551              589
Selling, general and administrative......................       12,065            2,099
Depreciation and amortization............................          218              253
                                                              --------         --------
   Total operating costs and expenses                           12,834            2,941
                                                              --------         --------

Net loss from continuing operations before other income
 and income taxes........................................      (10,188)            (339)
                                                              --------         --------

Other income (expense):
  Interest income........................................          112               24
  Interest expense.......................................          (56)             (59)
                                                              --------         --------
                                                                    56              (35)
                                                              --------         --------

Loss from continuing operations before income taxes......      (10,132)            (374)
Income tax benefit.......................................       (3,026)            (135)
                                                              --------         --------
Loss from continuing operations..........................       (7,106)            (239)
                                                              --------         --------

Discontinued operations:
 Income from operations, net of income tax expense
  of $267,000 and $339,000 respectively..................          437              577
 Gain on disposal, net of income tax expense
  of $7,252,000..........................................       13,003                -
                                                              --------         --------
Income from discontinued operations......................       13,440              577
                                                              --------         --------

Net income...............................................     $  6,334         $    338
                                                              ========         ========


Income (loss) per average common share:
Continuing operations....................................     $   (.93)        $   (.04)
Discontinued operations..................................         1.76              .09
                                                              --------         --------

Net income...............................................     $    .83         $    .05
                                                              ========         ========

Weighted average common shares outstanding...............        7,658            6,727
                                                              ========         ========




See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                          BFX HOSPITALITY GROUP, INC.

          Consolidated Condensed Statements of Operations (Unaudited)
          -----------------------------------------------------------


                                                                 Nine Months
                                                                Ended June 30,
                                                           -------------------------
                                                             1997             1996
                                                           --------          -------
                                                           (In thousands, except per
                                                                  share amounts)
Net revenues.............................................  $  7,993          $ 6,951
                                                           --------          -------

Cost of goods sold (exclusive of depreciation)...........     1,703            1,585
Selling, general and administrative......................    16,251            5,537
Depreciation and amortization............................       736              734
                                                           --------          -------
   Total operating costs and expenses                        18,690            7,856
                                                           --------          -------

Net loss from continuing operations before other income
  and income taxes.......................................   (10,697)            (905)
                                                           --------          -------

Other income (expense):
  Interest income........................................       181               60
  Interest expense.......................................      (164)             (86)
                                                           --------          -------
                                                                 17              (26)
                                                           --------          -------

Loss from continuing operations before income taxes......   (10,680)            (931)
Income tax benefit.......................................    (3,216)            (406)
                                                           --------          -------
Loss from continuing operations..........................    (7,464)            (525)
                                                           --------          -------

Discontinued operations:
 Income from operations, net of income tax expense
  of $933,000 and $815,000, respectively.................     1,509            1,389
 Gain on disposal, net of income tax expense
  of $7,252,000..........................................    13,003               -
                                                           --------          -------
Income from discontinued operations......................    14,512            1,389
                                                           --------          -------

Net income...............................................  $  7,048          $   864
                                                           ========          =======


Income (loss) per average common share:
Continuing operations....................................  $  (1.07)         $  (.08)
Discontinued operations..................................      2.08              .22
                                                           --------          -------

Net income...............................................  $   1.01          $   .14
                                                           ========          =======

Weighted average common shares outstanding...............     6,976            6,360
                                                           ========          =======


See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                          BFX HOSPITALITY GROUP, INC.
                          ---------------------------

          Consolidated Condensed Statements of Cash Flow (Unaudited)
          ----------------------------------------------------------

                                                            Nine Months
                                                        Ended June 30, 1997
                                                        -------------------
                                                         1997         1996
                                                        -------     -------
                                                          (In thousands)


Net cash provided by operating activities.........      $    49     $ 1,347
                                                        -------     -------

Cash flows from investing activities:
  Additions to property, plant and equipment......         (566)     (1,005)
  Net proceeds from sale of operating assets......       24,744           -
  Additions to other assets.......................            -        (339)
  Acquisitions, net of cash acquired..............            -      (1,007)
                                                        -------     -------
Net cash provided by investing activities.........       24,178      (2,351)
                                                        -------     -------

Cash flows from financing activities:
  Additions to long-term debt.....................            -       1,200
  Repayments of long-term debt....................         (140)        (72)
  Treasury stock purchases........................         (165)          -
                                                        -------     -------
Net cash provided by financing activities.........         (305)      1,128
                                                        -------     -------

Net increase in cash..............................       23,922         124
Cash and cash equivalents at beginning of period..        1,659           7
                                                        -------     -------

Cash and cash equivalents at end of period........      $25,581     $   131
                                                        =======     =======


               Supplemental Disclosures of Cash Flow Information
               -------------------------------------------------


Supplemental cash flow information (unaudited):

                                                      Nine Months
                                                     Ended June 30,
                                                   ------------------
                                                   1997      1996
                                                   -----  -----------
                                                     (In thousands)
Cash paid for:
  Interest...................................      $ 164   $       99
  Income taxes...............................        324           52

Noncash investing and financing activities:
  Fair value of assets acquired..............              $    4,660
  Liabilities assumed........................                   1,754
  Stock issued...............................                   1,804
                                                          -----------
  Cash paid..................................                   1,102
  Less:  Cash acquired.......................                      95
                                                          -----------
  Net cash paid for acquisitions.............             $     1,007
                                                          ===========

See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                          BFX HOSPITALITY GROUP, INC.

        Notes to Consolidated Condensed Financial Statements (Unaudited)
        ----------------------------------------------------------------


Note A
------

          In May 1997, the Company's stockholders approved a proposal at the Annual Meeting of Stockholders to change the name of the Company from Buffton Corporation to BFX Hospitality Group, Inc. The change became effective on July 8, 1997 upon filing of Amended and Restated Certificate of Incorporation.

          In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of BFX Hospitality Group, Inc. (the Company), as of June 30, 1997, the results of its operations for the three and nine month periods ended June 30, 1997 and 1996 and its cash flows for the nine month periods ended June 30, 1997 and 1996.

          The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1996 Buffton Corporation Annual Report on Form 10-K/A.


Note B
------

          The results of operations for the three and nine month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.


Note C
------

          Net income per share has been computed on the basis of the weighted average number of common shares outstanding.

          In February 1997, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 128, Earnings per Share ("FAS 128"), which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Effective December 31, 1997, the Company will adopt FAS 128, which establishes standards for computing and presenting earnings per share ("EPS"). The statement requires dual presentations of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would have occurred if securities or other contracts to issue common stock had been exercised, converted or resulted in the issuance of common stock that would have then shared in the earnings of the entity. Had the Company already adopted the provision of this statement, there would have been no impact on the EPS amounts presented.

Note D
------

          In May 1997, the Company's shareholders approved the sale of the Company's electrical product segment, Current Technology, Inc. (CTI), to Danaher Corporation. The sale was completed on June 3, 1997. Danaher purchased the assets of CTI for $25,500,000 in cash and assumed approximately $1,300,000 in liabilities. Danaher also will pay the Company approximately $648,000 based on a purchase price adjustment based on the Net Tangible Assets, as defined in the sales agreement at the closing date. This amount is expected to be received during the fourth quarter of fiscal 1997 and is recorded as a receivable in the Company's Consolidated Condensed Balance Sheet. The Company also incurred expenses of approximately $1,402,000 associated with the sale, including payments to Walter D. Rogers, then president of CTI and a director of the Company, of $500,000 pursuant to his employment contract, and $250,000 as consideration for agreeing to include non-competition and non-disclosure provisions in his employment agreement with Danaher. As a result of the above transactions, the Company recognized a gain on disposal of $13,003,000, net of taxes. The sale of CTI was accounted for as a discontinued operation.


Note E
------

          In April 1997, the Company acquired all of the outstanding stock of Hotels of Distinction (HOD), a hotel management company, from Alan Tremain, O.B.E. and Jean-Claude Mathot in exchange for 300,000 shares of the Company's common stock. In addition, Mr. Tremain became Chairman of the Board of the Company and Mr. Mathot became President and Chief Operating Officer of the Company. Because HOD has no assets or management contracts at the date of purchase, the transaction, in substance, represents payment for employment services. As a result, the Company expensed $825,000, the estimated fair market value of the stock, during the quarter ending June 30, 1997. In connection with the transaction, non-qualified stock option agreements were entered into with Mr. Tremain and Mr. Mathot, each agreement granting options covering 250,000 shares of the Company's common stock at an exercise price of $3.00 per share, approximately $.25 per share in excess of the fair market value at the date of grant. The options are fully vested and must be exercised, if at all, within five years of the date of grant. The options terminate upon termination of employment by the employee or a termination by the Company for cause.


Note F
------

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

          Unaudited proforma results from continuing operations, as if the acquisitions had occurred at the beginning of fiscal 1996 are as follows:

                                                Nine Months Ended
                                                     June 30,
                                                       1996
                                                     -------

     Revenues.....................................   $ 7,749
     Net loss from continuing operations..........      (482)
     Primary income per average common share......      (.08)


Note G
------

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

          During the nine months ended June 30, 1997 and 1996, $199,000 and $229,000, respectively, were incurred for work related to the engineering design. These costs were capitalized when incurred because the remedy would prevent further environmental contamination with respect to the contaminated ground water being pumped from the extraction wells and improve the property compared with its condition when acquired by the Company. Due to concerns about the correctness of the remedy provided for in the ROD, additional fieldwork was performed and in June 1995, an RDWP Addendum was prepared and submitted to the EPA. The Company received comments from the EPA regarding this Addendum, and the Company's environmental consultants submitted a response shortly thereafter.

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

          In April 1997, the EPA issued a proposed plan setting forth the expedited remedy discussed above which was finalized in July 1997. As a result, during the quarter ending June 30, 1997, the Company expensed $3,000,000, the estimated net present value of the future costs of implementing this alternative remedy. Additionally, all prior costs incurred, approximating $870,000 through April 30, 1997, associated with the implementation of the original ROD, were expensed.

          During the quarter ended June 30, 1997, the Company was told that the EPA plans to seek reimbursement for monies spent by the EPA at the Company's
Vestal, New York property. The amount of the costs accrued by the EPA over approximately ten years, from October 1987 through April 1997, is unclear at this time. The EPA has continued to recalculate its costs and has revised its estimate upward, as recently as July 11, 1997, when it indicated that its adjusted past costs approximated $1,245,000. The EPA's amount does not include interest, which the EPA has indicted that it will seek from the Company. The EPA also has stated that it is prepared to conduct negotiations with the Company's about these costs, including considering applying its Orphan Share Policy. That policy may be used by the EPA to reduce the amount of costs required to be paid, when parties liable are no longer in existence. Robintech, Inc., which owned and operated the Vestal property until 1982, when it sold the property to the Company, is no longer in existence. If EPA applies the Orphan Share Policy, the costs EPA seeks from the Company could be reduced by approximately 70 percent. The EPA has informed the Company that its Orphan Share Policy is applicable only if the Company enters into a consent decree with EPA and the Justice Department. Although the Company has not agreed to pay the EPA's costs and will vigorously contest any such claim by the EPA, the Company has accrued $500,000 for future EPA claims.



Note H
------

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

Note I
------

          On March 21, 1997, Robert H. McLean, Chief Executive Officer and Director of the Company, Robert Korman, Chief Financial Officer and Walter D. Rogers, then President of CTI and a Director of the Company, exercised outstanding options to purchase 500,000 shares at $774,000, 110,000 shares at $169,400 and 150,000 shares at $247,000, respectively. The fair market value at the date of exercise was $2.56 per share. Pursuant to the terms of their stock option agreements, each paid the purchase price by executing a promissory note in the principal amount of the respective purchase price payable one year from date of exercise and bearing interest of 8% per annum, both principal and interest payable at maturity. The notes are recorded as a receivable in the Company's Consolidated Condensed Balance Sheet. For financial statement purposes, there is no gain or loss incurred in this transaction; however, the Company will receive a tax deduction of approximately $756,000.

                          BFX HOSPITALITY GROUP, INC.

PART I - FINANCIAL INFORMATION
------------------------------

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations


GENERAL INFORMATION

          At June 30, 1997, the Company consists of operations in the hospitality industry. During the year ended September 30, 1996 and the nine months ended June 30, 1997, the Company entered into the following acquisition and disposition transactions.

          Effective January 1, 1996, the Company entered into agreements to purchase the assets of Cabo Tacobar One, Ltd. (Cabo), located in Houston, Texas and to purchase the assets and assume certain liabilities related to the Stockyards Hotel (SYH), located in Fort Worth, Texas. See Note E of Notes to Consolidated Condensed Financial Statements for details of the acquisitions.

          In April 1997, the Company entered into an agreement to acquire the Stock of Hotels of Distinction, Inc. (HOD). See Note E of Notes to Consolidated Condensed Financial Statements for details of the acquisition.

          Effective June 1, 1997, the Company sold the operations of Current Technology, Inc. (CTI), headquartered in Irving, Texas. See Note D of Notes to Consolidated Condensed Financial Statements for details of the sale.


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


RESULTS OF OPERATIONS

          Revenues for the 1997 three month period increased 2% compared to 1996 due to increased revenues at Cat's Meow (primarily due to increased tourists in New Orleans as well as a menu price increase of approximately 6%) and Cabo (due to expansion in May 1996) offset by reduction in revenues by sale of River Rat's in July 1996. Revenues for the 1997 nine month period increased 15%, due to the inclusion of the results of operations of Cabo and SYH effective January 1, 1996.

          Consolidated costs of sales during the 1997 three and six month periods versus 1996 decreased 6% and increased 7%. As a percent of related revenue, these costs were 21% during both the 1997 three and six months periods versus 23% a year earlier. The increase in absolute dollars was due to increased sales and the decrease in costs as a percent of revenue is due to increased operating efficiencies.

          Consolidated selling, general and administrative expenses for the 1997 three and six month periods increased 475% and 194%, respectively, compared to 1996. The primary reason for the increase was the expense associated with acquisition of Hotels of Distinction, the charge incurred as a result of the amended Record of Discussion regarding the Company's Vestal, New York superfund site, bonus to the Company's management as a result of the sale of CTI, the reserve for collection of certain notes receivable and certain concept development expenditures. See liquidity and capital resource for further details.

          The increase in interest income to $181,000 for the 1997 nine month period from $60,000 in 1996 and to $112,000 for the 1997 three month period from $24,000 in 1996 is due to the interest income earned on the proceeds of the CTI sale.

          The increase in interest expense to $164,000 for the 1997 nine month period from $86,000 in 1996 is primarily due to the refinancing of a $1,600,000 bank term loan assumed in connection with the acquisition of SYH offset by the reduction of debt outstanding under a line of credit with a bank. Interest expense for the 1997 three month period approximated the 1996 amount.

          During the three months ended June 30, 1997, the Company reported a loss from continuing operations before income taxes of $10,132,000 versus a loss of $374,000 in 1996. This increased loss is due to increased selling, general and administrative losses discussed above. During the nine months ended June 30, 1997, the Company reported a loss from continuing operations before income taxes of $10,680,000 versus $931,000 in 1996.


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

          During the nine months ended June 30, 1997 and 1996, $199,000 and $229,000, respectively, were incurred for work related to the engineering design. These costs were capitalized when incurred because the remedy would prevent further environmental contamination with respect to the contaminated ground water being pumped from the extraction wells and improve the property compared with its condition when acquired by the Company. Due to concerns about the correctness of the remedy provided for in the ROD, additional fieldwork was performed and in June 1995, an RDWP Addendum was prepared and submitted to the EPA. The Company received comments from the EPA regarding this Addendum, and the Company's environmental consultants submitted a response shortly thereafter.

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

          In April 1997, the EPA issued a proposed plan setting forth the expedited remedy discussed above which was finalized in July 1997. As a result, during the quarter ending June 30, 1997, the Company expensed $3,000,000, the estimated net present value of the future costs of implementing this alternative remedy. Additionally, all prior costs incurred, approximating $870,000 through April 30, 1997, associated with the implementation of the original ROD, were expensed.

          During the quarter ended June 30, 1997, the Company was told that the EPA plans to seek reimbursement for monies spent by the EPA at the Company's Vestal, New York property. The amount of the costs accrued by the EPA over approximately ten years, from October 1987 through April 1997, is unclear at this time. The EPA has continued to recalculate its costs and has revised its estimate upward, as recently as July 11, 1997, when it indicated that its adjusted past costs approximated $1,245,000. The EPA's amount does not include interest, which the EPA has indicted that it will seek from the Company. The EPA also has stated that it is prepared to conduct negotiations with the Company's about these costs, including considering applying its Orphan Share Policy. That policy may be used by the EPA to reduce the amount of costs required to be paid, when parties liable are no longer in existence. Robintech, Inc., which owned and operated the Vestal property until 1982, when it sold the property to the Company, is no longer in existence. If EPA applies the Orphan Share Policy, the costs EPA seeks from the Company could be reduced by approximately 70 percent. The EPA has informed the Company that its Orphan Share Policy is applicable only if the Company enters into a consent decree with EPA and the Justice Department. Although the Company has not agreed to pay the EPA's costs and will vigorously contest any such claim by the EPA, the Company has accrued $500,000 for future EPA claims.

          In April 1997, the Company acquired all of the outstanding stock of Hotels of Distinction (HOD), a hotel management company, from Alan Tremain, O.B.E. and Jean-Claude Mathot in exchange for 300,000 shares of the Company's common stock. In addition, Mr. Tremain became Chairman of the Board of the Company and Mr. Mathot became President and Chief Operating Officer of the Company. Because HOD has no assets or management contracts at the date of purchase, the transaction, in substance, represents payment for employment services. As a result, the Company expensed $825,000, the estimated fair market value of the stock, during the quarter ending June 30, 1997. In connection with the transaction, non-qualified stock option agreements were entered into with Mr. Tremain and Mr. Mathot, each agreement granting options covering 250,000 shares of the Company's common stock at an exercise price of $3.00 per share, approximately $.25 per share in excess of the fair market value at the date of grant. The options are fully vested and must be exercised, if at all, within five years of the date of grant. The options terminate upon termination of employment by the employee or a termination by the Company for cause.

          In May 1997, the Company's shareholders approved the sale of the Company's electrical product segment, Current Technology, Inc. (CTI), to Danaher Corporation. The sale was completed on June 3, 1997. Danaher purchased the assets of CTI for $25,500,000 in cash and assumed approximately $1,300,000 in liabilities. Danaher also will pay the Company approximately $648,000 based on a purchase price adjustment based on the Net Tangible Assets, as defined in the sales agreement at the closing date. This amount is expected to be received during the fourth quarter of fiscal 1997 and is recorded as a receivable in the Company's Consolidated Condensed Balance Sheet. The Company also incurred expenses of approximately $1,402,000 associated with the sale, including payments to Walter D. Rogers, then president of CTI and a director of the Company, of $500,000 pursuant to his employment contract, and $250,000 as consideration for agreeing to include non-competition and non-disclosure provisions in his employment agreement with Danaher. As a result of the above transactions, the Company recognized a gain on disposal of $13,003,000, net of taxes. The sale of CTI was accounted for as a discontinued operation.

          In February 1997, the Company began construction on a second Cabo unit to be located in the historical district of downtown Houston, Texas. The unit is expected to open during the fourth quarter of fiscal 1997. The Company has signed a lease for its third Cabo location in Fort Worth, Texas and anticipates this restaurant will be open in the first quarter of fiscal 1998. Plans for a new restaurant are being finalized and it is expected to open during the first quarter of fiscal 1998. Capital expenditures for these three projects are expected to approximate $2,750,000 and are expected to be funded from existing cash and operating cash flow.

          Although the Company has $25,581,000 in cash at June 30, 1997, certain commitments will reduce this amount significantly by December 31, 1997. The principle commitments the Company will owe include, in September 1997, approximately $5,000,000 in federal income taxes, approximately $2,750,000 in capital commitments for the opening of three restaurants, and 3,500,000 for the implementation of the remedy for its superfund site in Vestal, New York. The cash balance, if all commitments are funded by December 31, 1997, would be approximately $13,000,000.

                          BFX HOSPITALITY GROUP, INC.



PART II - OTHER INFORMATION
---------------------------

Item 1. -  Legal Proceedings

           None


Item 4.    Submission of Matters to a Vote of Security-Holders
           ---------------------------------------------------

           On May 16, 1997, the 1997 Annual Meeting of Stockholders of the Company was held. Following is a brief description of the matters voted upon at the meeting and a tabulation of the voting therefor:

           Election of Directors
           ---------------------

           The following persons were elected directors of the Company based on the number of votes set forth opposite their respective names:

                                          Number of Votes
                                      -----------------------
                     Nominee             For          Not For
              ---------------------   ---------       -------
              Alan Tremain            6,441,178       207,094
              Hampton Hodges          6,493,318       154.954
              Walter D. Rogers, Jr.   6,497,078       155,194


           The remaining directors and their respective date their term expires are as follows:
           Bruno D'Agostino (1998), John M. Edgar (1998), H. T. Hunnewell
           (1999), Robert H. McLean (1998), Jean-Claude Mathot (1999) and Russell J. Sarno (1999).

           Authorization of sale of CTI
           ----------------------------

           A proposal to authorize the sale of CTI to Danaher Corporation was approved with 4,940,945 votes cast for, 26,653 votes cast against and 10,247 votes abstained.

           Proposed name change of Company
           -------------------------------

           A proposal that an Amended and Restated Certificate of Incorporation of the Company to (a) effect a change of the name of the Company to "BFX Hospitality Group, Inc." and (b) restate the Company's existing Certificate of Incorporation was approved with 4,889,503 votes cast for, 73,370 votes cast against and 13,272 votes abstained.

Item 6. - Exhibits and Reports on Form 8-K

          (a)   Exhibits

                Amended and Restated Certificate of Incorporation of Buffton Corporation.

          (b)   Reports on Form 8-K

                Report dated April 7, 1997 reporting amendment to the Bylaws of the Company.

                Report dated June 3, 1997 reporting completion of Sale of Current Technology, Inc.

                          BFX HOSPITALITY GROUP, INC.

                                  SIGNATURES
                                  ----------

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           BFX HOSPITALITY GROUP, INC.
                                           (Registrant)



                                           By:  /s/ Robert H. McLean
                                                ----------------------------
                                                    Chief Executive Officer

August 11, 1997
---------------



                                           By:  /s/ Robert Korman
                                                ----------------------------
                                                    Vice President and
                                                    Chief Financial Officer


August 11, 1997
---------------