Form 10-K
period 1997-09-30
BUFFTON CORP
filed 1997-12-30
CIK 351220

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
      ACT OF 1934

      For the fiscal year ended September 30, 1997

      Transition report pursuant to Section 13 or 15(d) of the Securities
---
      Exchange Act of 1934

      For the transition period from _______ to ________

      Commission file number 1-9822

                          BFX HOSPITALITY GROUP, INC.
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

              Registrant's Telephone Number, Including Area Code:
                                (817) 332-4761

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

                The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 15, 1997 was $13,975,570.

                The number of shares outstanding of the registrant's common stock, $.05 par value, as of December 15, 1997 was 5,590,228.

                      Documents Incorporated By Reference

Portions of the following documents are incorporated by reference into the indicated part or parts of this report:

                Definitive proxy statement of the registrant relating to the 1998 Stockholders' meeting filed with the Commission pursuant to Regulation 14A -Parts I and III.

                          BFX HOSPITALITY GROUP, INC.

                         1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

PART I                                                                     PAGE
------                                                                     ----

  Item 1.    Business...................................................     3
  Item 2.    Properties.................................................     5
  Item 3.    Legal Proceedings..........................................     6
  Item 4.    Submission of Matters to a Vote of Security Holders........     6


PART II
-------

  Item 5.    Market for the Registrant's Common Stock and Related
               Stockholder Matters......................................     7
  Item 6.    Selected Financial Data....................................     8
  Item 7.    Management's Discussion and Analysis of Operations
               and Financial Condition..................................     9
  Item 8.    Financial Statements and Supplementary Data................    15
  Item 9.    Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure.................................    15


PART III
--------

  Item 10.   Directors and Executive Officers of the Registrant.........    16
  Item 11.   Executive Compensation.....................................    16
  Item 12.   Security Ownership of Certain Beneficial Owners
               and Management...........................................    16
  Item 13.   Certain Relationships and Related Transactions.............    16

PART IV
-------

  Item 14.   Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K..............................................    17

  Signatures ...........................................................    19

                                    PART I
                                    ------

ITEM 1 - BUSINESS
-----------------

GENERAL DEVELOPMENT OF BUSINESS
-------------------------------

BFX Hospitality Group, Inc (the registrant and Company) is a Delaware corporation and was incorporated on December 17, 1980. In May 1997, the Company's stockholders approved a proposal at the Annual Meeting of the Stockholders to change the name of the Company from Buffton Corporation to BFX Hospitality Group, Inc. The change became effective on July 8, 1997 upon filing of an Amended and Restated Certificate of Incorporation.

At September 30, 1997, the Company owns and operates food service, lodging and entertainment facilities in Texas and Louisiana.

By approval of the Company's Board of Directors in December 1994, in a transaction effective January 1, 1995, the Company sold the operations of Flo Control, Inc. (Flo Control), headquartered in Burbank, California. The purchaser of these operations was Mr. Russell J. Sarno, President of Flo Control and a board member of the Company. Mr. Sarno purchased virtually all of the assets of Flo Control for $3,100,000 in cash and assumed $800,000 of Flo Control's liabilities. As a condition of the sale, Mr. Sarno agreed to purchase Flo Control's 95% ownership interest in the Florida Realty Joint Venture for $150,000 in cash and assume the non-recourse mortgage approximating $2.3 million. As a result, the Company recognized a loss on disposal of $2,314,000, net of income tax benefit, during fiscal 1995. The sale of Flo Control was accounted for as a discontinued operation. The cash proceeds from the sale were used to reduce the Company's outstanding debt with its lender. In addition, the sale of Flo Control's 95% interest in the Florida Realty Joint Venture eliminated the ongoing monthly expense of the Flo Control lease.

Effective January 1, 1996, the Company entered into an agreement to purchase the assets of Cabo Tacobar One, Ltd., a Mexican restaurant concept, operating under the name Cabo, The Original "Mix-Mex" Grill, with Central and South American influences located in Houston, Texas, for $589,000 in cash and 375,000 shares of the Company's common stock (with an estimated fair market value of $656,000). Additionally, the Company issued 76,500 shares of its common stock for commissions incurred in connection with the acquisition, which resulted in additional acquisition costs of $153,000. Excess of purchase price over fair value of net tangible assets acquired, recorded as goodwill, approximates $1,300,000 and is being amortized on a straight line basis over 15 years. Effective January 1, 1996, the Company also entered into an agreement to purchase the assets and assume certain liabilities of the Stockyards Hotel, located in Fort Worth, Texas, for $500,000 in cash, 450,000 shares of the Company's common stock (with an estimated fair market value of $788,000) and the refinancing of a $1,600,000 bank term loan. Under this agreement, the Company guaranteed, until March 15, 1997, a sales price of $2.05 per share for stock sold as of that date. No liability was incurred pursuant to the guarantee agreement. These acquisitions were accounted for under purchase accounting and are included in the Company's results of operations beginning on the acquisitions' effective date of January 1, 1996.

Proforma results from continuing operations, as if the acquisitions had occurred at the beginning of each respective period, are as follows:

                                                        Year Ended September 30,
                                                        ------------------------
                                                          1996            1995
                                                        --------        --------

  Revenues...............................                $10,096        $ 9,429
  Net loss from continuing operations....                   (878)           (71)
  Primary loss per average common share..                   (.13)          (.01)
  Fully diluted loss per common share....                   (.13)          (.01)

In April 1997, the Company acquired all of the outstanding stock, in a tax free exchange, of Hotels of Distinction, Inc. (HOD), a hotel management company, from Alan Tremain, O.B.E. and Jean-Claude Mathot in exchange for 300,000 shares of the Company's common stock. In addition, Mr. Tremain became Chairman of the Board of the Company and Mr. Mathot became President and Chief Operating Officer of the Company. Because HOD has no assets or management contracts at the date of purchase, the transaction, in substance, represents payment for employment services. As a result, the Company expensed $824,000, the estimated fair market value of the stock in 1997. In connection with the transaction, Non-Qualified Stock Option Agreements were entered into with Mr. Tremain and Mr. Mathot, each agreement granting options covering 250,000 shares of the Company's common stock at an exercise price of $3.00 per share, approximately $0.25 per share in excess of the fair market value at the date of grant. The options are fully vested and must be exercised, if at all, within five years of the date of grant. The options terminate upon termination of employment by the employee or a termination by the Company for cause.

In May 1997, the Company's shareholders approved the sale of the Company's electrical product segment, Current Technology, Inc. (CTI), to Danaher Corporation. The sale was completed on June 3, 1997. Danaher purchased the assets of CTI for $26,090,000 in cash and assumed approximately $1,300,000 in liabilities. The Company incurred expenses of approximately $1,402,000 associated with the sale, including payments to Walter D. Rogers, then president of CTI and a director of the Company, of $500,000 pursuant to an agreement with the Company and $250,000 as consideration for agreeing to include non-competition and non-disclosure provisions in his employment agreement with Danaher. As a result of the above transactions, the Company recognized a gain on disposal of $13,003,000, net of taxes.


NARRATIVE DESCRIPTION OF BUSINESS
---------------------------------

BFX HOSPITALITY GROUP, INC.

BFX Hospitality Group, Inc. ("BFX") owns and operates food service, lodging and entertainment facilities in Texas and Louisiana, through three wholly owned subsidiaries, American Food Classics, Inc., Hotels of Distinction, Inc. and BFX-LA, Inc. d/b/a Bourbon Street Hospitality.

American Food Classics, Inc. ("AFC") was organized in 1992 to develop, own and operate food service concepts that, once proven, can be expanded to multiple locations throughout the United States as well as internationally. AFC presently owns and operates Cabo, The Original "Mix Mex" Grill ("Cabo"), opened in December 1994 in Houston, Texas, offering fish tacos, habanero shrimp and other Mexican food with Central and South American influences. Cabo was acquired by AFC in January 1996. Cabo is a yuppie taqueria with a distinctive "diner look" decor. A second Cabo unit is under construction in leased space in the downtown Houston historical district and is expected to open during the second quarter of fiscal 1998. A third Cabo unit is under construction in leased space in downtown Fort Worth's Sundance Square and is also expected to open in the second quarter of fiscal 1998. Additional leases for Cabo locations are near completion in Coral Gables, Florida and Austin, Texas. In addition, negotiations are underway for a Cabo unit in West Palm Beach, Florida.

AFC also owns and operates Lucile's, A Stateside Bistro ("Lucile's"), opened in April 1993, in Fort Worth, Texas. Lucile's offers a variety of menu items centered around classic regional American dishes. Lucile's decor is a warm, comfortable, traditional atmosphere. AFC will look to replicate Lucile's as a destination food service concept.

Hotels of Distinction, Inc. ("HOD") is a hotel management company founded in 1974 by Alan Tremain, O.B.E. Since its establishment, HOD has managed numerous hotel properties throughout the United States, Canada and the Caribbean including notably The Copley Plaza Hotel in Boston, The Le Grand Montreal, The Back Bay Hilton in Boston and The Cotton Bay Club in the Bahamas. HOD was acquired by the Company in April 1997. HOD presently owns and operates the Stockyards Hotel, which was acquired by the Company in January 1996. The Stockyards Hotel is located in the historic Northside of Fort Worth, Texas and offers guests 52 uniquely designed sleeping rooms that reflect the old West of the early 1900's, over 3,500 square feet of meeting space and full service catering for corporate meetings, wedding receptions and family reunions. Hunter Brother's H3 Ranch, Live Hickory Wood Grill, a 5,000 square foot steakhouse concept is under construction in the hotel's first floor space and scheduled to open in the second quarter of fiscal 1998.

Bourbon Street Hospitality ("BSH") owns and operates Cat's Meow, an entertainment facility at 701 Bourbon Street in New Orleans, Louisiana. Cat's Meow was opened in 1989 and was acquired by BSH in January 1994. Cat's Meow is housed in an historic French Quarter Building with approximately 3,000 square feet. The building has a courtyard and second floor balcony. Cat's Meow has attracted nationwide popularity and is considered one of the highest grossing facilities per square foot in the United States. Entertainment features highly produced karoake and includes MC's and DJ's with a variety of music.

COMPETITION
-----------

The hospitality industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than the Company. Some of the Company's competitors have been in existence for a substantially longer period than the Company and may be better established in the markets where the Company's restaurants or lodging establishments will or may be located. The hospitality business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants or lodging establishments. In addition, factors such as inflation, increased food, labor and employee benefit costs and the availability of experienced management and hourly employees may also adversely affect the hospitality industry in general and the Company in particular.

PATENTS AND LICENSES
--------------------

The Company owns trademarks relating to certain of its hospitality group operations. There are no other patents, trademarks, franchises or concessions that are materially significant.

ENVIRONMENTAL AND OTHER GOVERNMENTAL REGULATIONS
------------------------------------------------

See Item 7 - Management's Discussion and Analysis of Operations and Financial Condition - "Liquidity and Capital Resources".

SEASONAL ASPECTS OF THE BUSINESS
--------------------------------

The Company is not materially impacted by seasonality.

EMPLOYEES
---------

The Company and its subsidiaries employed approximately 141 full-time and 138 part-time employees as of September 30, 1997, none of which were represented by unions. Relations with employees are satisfactory.


ITEM 2 - PROPERTIES
-------------------

GENERAL
-------

The Company and its subsidiaries have facilities with remaining primary lease terms ranging from one to five years at annual rentals of approximately $305,000. All leases provide for one or more renewal terms. All premises are in good condition, adequate and appropriate for the operations presently being conducted by the Company. The Company owns a manufacturing facility located in Vestal, New York. The 127,000 square foot facility is situated on approximately 14 acres. In conjunction with the 1991 sale of National Pipe Company, the buyer, LCP National Plastics, Inc. signed a ten year lease agreement with the Company and is presently occupying sixty percent of the facility. Annual rental for this lease is approximately $310,000 plus real estate taxes and insurance. The Company is actively seeking a lessee for the remainder of the facility.

Cat's Meow leases the facility in New Orleans, Louisiana for its entertainment and beverage operations. The facility has 3,000 square feet. Lucile's in Fort Worth, Texas leases approximately 5,000 square feet of space, while Cabo in Houston, Texas leases approximately 3,000 square feet of space.

The real estate for the Stockyards Hotel located in Fort Worth, Texas is owned.

The Company leases approximately 3,500 square feet of space at 226 Bailey Avenue in Fort Worth, Texas for its corporate headquarters.


ITEM 3 - LEGAL PROCEEDINGS
--------------------------

In August 1997, the Company announced the settlement of its litigation against Steel Partners II, L.P., which held 655,300 shares of the Company's stock, and Ryback Management Corporation, which held 974,000 shares through Linder Mutual Funds (which is managed by Ryback). The Company had alleged, among other things, that Steel, Ryback and others had been operating as a "group" under section 13(d) of the Securities Exchange Act. Under the terms of the settlement, Ryback's shares of the Company's common stock were purchased by the Company for total consideration of $2,240,200; Steel's shares of the Company's common stock were purchased for total consideration of $1,638,250, a figure which includes the reimbursement of certain expenditures incurred by Steel Partners. The 1,629,300 shares of the Company's common stock held by Steel and Ryback were thus acquired for total consideration of $3,878,450, or $2.38 per share, the approximate fair market value at that time. In addition, the defendants agreed that for a period of ten years none of them or their affiliates or associates will, among other things, purchase the Company's securities, solicit proxies with respect to the Company's voting securities, or form or participate in any group with respect to the Company's securities.

The Company is a party to various legal actions, which are in the aggregate immaterial, and due to the nature of the Company's business, it could be a party in other legal or administrative proceedings arising in the ordinary course of business. While occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on the Company's financial position.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted for a vote to security holders during the fourth quarter of the fiscal year ended September 30, 1997.

                                    PART II
                                    -------

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
  MATTERS
  -------

The Company's common stock is traded on the American Stock Exchange, under the common stock ticker symbol "BFX". The quarterly trading range of common stock follows:

     FISCAL 1997                HIGH    LOW
                                -----  -----
     October 1 - December 31..  $2.50  $2.00
     January 1 - March 31.....   3.00   2.00
     April 1 - June 30........   2.81   2.25
     July 1 - September 30....   3.94   2.13

     FISCAL 1996                 HIGH    LOW
                                -----  -----
     October 1 - December 31..  $2.31  $1.50
     January 1 - March 31.....   2.38   1.75
     April 1 - June 30........   2.38   1.75
     July 1 - September 30....   2.50   1.56

The number of named stockholders of common stock as of September 30, 1997 was approximately 1,599 as recorded by the transfer agent and registrar.

There are no restrictions on declaration or payment of dividends; however, no dividends have been paid on common stock to date. The Company intends to maintain a policy of retaining earnings for use in the development of the business.

Continental Stock Transfer & Trust Company, 2 Broadway, New York, N.Y. 10004, is the transfer agent and registrar for the Company's common stock.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

                                                                   September 30,
                                                   --------------------------------------------------
FOR THE YEAR ENDED                                   1997      1996       1995      1994       1993
------------------                                 --------   -------   --------   -------   --------
                                                   (In thousands, except per share and ratio amounts)
Net revenues.....................................  $10,518    $ 9,298    $ 6,946   $ 5,481    $   389
                                                   =======    =======    =======   =======    =======

Loss from continuing operations (a)..............  $(7,854)   $  (921)   $  (156)  $  (450)   $  (882)
Income (loss) from discontinued operations.......   14,512      2,315     (1,053)    2,358      1,146
                                                   -------    -------    -------   -------    -------

Net income (loss)................................  $ 6,658    $ 1,394    $(1,209)  $ 1,908    $   264
                                                   =======    =======    =======   =======    =======

Primary income (loss) per average common share:
  Continuing operations..........................  $ (1.13)   $  (.14)   $  (.03)  $  (.09)   $  (.19)
  Discontinued operations........................     2.09        .36       (.19)      .46        .25
                                                   -------    -------    -------   -------    -------

  Net income (loss)..............................  $   .96    $   .22    $  (.22)  $   .37    $   .06
                                                   =======    =======    =======   =======    =======

Fully diluted income (loss) per common share:
  Continuing operations..........................  $ (1.13)   $  (.14)   $  (.03)  $  (.09)   $  (.19)
  Discontinued operation.........................     2.09        .35       (.19)      .46        .25
                                                   -------    -------    -------   -------    -------

  Net income (loss)..............................  $   .96    $   .21    $  (.22)  $   .37    $   .06
                                                   =======    =======    =======   =======    =======

(a) Effective February 28, 1994, Contex Electronics, Inc., a wholly owned subsidiary of the Company, sold all of the operating assets and liabilities of MoldCon, Inc. (MoldCon) and Tri-Tec Engineering Corporation (Tri-Tec), two of its wholly owned subsidiaries. During June 1994, the Company shut down its Contex cable assembly plant in New York and sold or liquidated all remaining assets. The Electronic Products business line of the Company at the time included both Contex Electronics and CTI; therefore, the sale of Contex Electronics and its subsidiaries did not constitute a discontinued operation at that time. The sale of CTI during fiscal 1997 represented the discontinuation of the Electronic Products line of business. As a result, the selected financial data shows the effects if the sale of Contex Electronics and CTI had occurred at the beginning of fiscal 1992 and had been reported as discontinued operations.

AT YEAR END
-----------

Working capital....................  $10,797  $ 3,743  $ 2,824  $ 7,149  $ 8,126
Current assets.....................   16,563    6,917    5,429   11,125   16,636
Total assets.......................   28,084   23,164   17,224   25,070   31,168
Long-term debt.....................    1,212    2,493        -    5,507    9,855
Total liabilities..................    6,978    5,671    2,605    9,813   18,643
Stockholders' equity...............   21,106   17,493   14,619   15,257   12,525
Current ratio......................     2.87     2.18     2.08     2.80     1.95
Book value per share...............     3.53     2.67     2.57     2.89     2.68
Total liabilities to equity ratio..      .33      .32      .18      .64     1.49

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
-------------------------------------------------------------------------
         CONDITION
         ---------


GENERAL INFORMATION

At September 30, 1997, the Company owned and operated food service, lodging and entertainment facilities in Texas and Louisiana as discussed in Part I, Item 1 - Business. During the years ended September 30, 1995, 1996 and 1997 the Company entered into acquisition and disposition transactions as follows:

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

Effective January 1, 1996, the Company entered into agreements to purchase the assets of Cabo Tacobar One, Ltd. (Cabo), located in Houston, Texas and to purchase the assets and assume certain liabilities related to the Stockyards Hotel (SYH), located in Fort Worth, Texas. See Liquidity and Capital Resources in this section and Note 3 of Notes to Consolidated Financial Statements for details of the acquisitions.

Effective April 1997, the Company acquired the stock of Hotels of Distinction, Inc. (HOD). See Liquidity and Capital Resources in this section and Note 3 of Notes to Consolidated Financial Statements for details of the acquisition.

Effective June 3, 1997, the Company sold the assets of Current Technology, Inc.
(CTI) to Danaher Corporation. See Liquidity and Capital Resource in this section and Note 2 of Notes to Consolidated Financial Statements for details of the sale.

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

RESULTS OF CONTINUING OPERATIONS

1997 VERSUS 1996

Net revenues in 1997 increased 13% compared to 1996 due to the inclusion of the results of operations of Cabo and SYH for a full twelve months versus nine months in 1996. Cabo and SYH were acquired effective January 1, 1996. The increases at Cabo and SYH were partially offset by the sale of 441 Bourbon Street in July 1996. Revenues are expected to increase in fiscal 1998 as two Cabo locations and a destination food and beverage restaurant at SYH are expected to open during the second quarter of fiscal 1998 as well as additional Cabo units planned to open during fiscal 1998.

Costs of goods sold (which consists primarily of food and beverage costs) during 1997 increased 6% compared to 1996. As a percent of related revenue, these costs were 22% during 1997 versus 23% a year earlier. The absolute increase is due to the inclusion of Cabo and SYH for a full year in 1997 versus nine months in 1996. The decrease in costs as a percentage of revenues is due to the increased sales at SYH which have lower costs of goods sold than the Company's other concepts.

Selling, general and administrative expenses for 1997 increased 91% compared to 1996. The primary reasons for the increase are the expenses associated with the acquisitions of HOD ($824,000), bonuses to the Company's management as a result of the sale of CTI ($850,000), the reserve for collection of certain notes receivable ($635,000), certain concept development expenditures ($810,000) and professional fees incurred as a result of litigtion with certain shareholders ($500,000), see Item 3 - Legal Proceedings. In addition, selling, general and administrative expenses increased due to the inclusion of the results of operations of Cabo and Stockyards Hotel for a full twelve months in 1997 versus nine months in 1996.

In 1997, the Company incurred expenses of $4,417,000 related to the revision of the EPA remedy. See liquidity and capital resources for further details.

Depreciation and amortization expense during 1997 increased 6% compared to 1996 due to Cabo and SYH having a full twelve months of operation in 1997 compared to 1996. This was offset by the sale of 441 Bourbon Street in July 1996, which had incurred approximately $117,000 in depreciation and amortization expense in 1996.

The increase in interest income to $485,000 in 1997 from $89,000 in 1996 is due to increased cash balances as a result of the sale of CTI in June 1997. The increase in interest expense to $193,000 in 1997 from $143,000 is primarily due to the refinancing inclusion of the a $1,600,000 bank term note assumed in connection with the acquisition of SYH in January 1996 resulting infor a full twelve months of interest payments in 1997 compared to only nine months in 1996.

During 1997, the Company reported a loss from continuing operations before income taxes of $11,397,000 compared to a loss of $1,459,000 in 1996. The increased loss is due to increased selling, general and administrative expenses discussed above.

The sale of CTI in 1997 resulted in a gain from discontinued operations of $14,512,000, net of tax. The gain consists of income from operations of $1,509,000 and a gain on disposal of $13,003,000, both net of income taxes.

Income tax benefit rate on the pre-tax loss from continuing operations was 31% in 1997 compared to a benefit of 37% in 1996. The 1997 benefit rate is lower than the federal statutory rate primarily as a result of the non deductible expense of $824,000 associated with the acquisition of HOD, by a tax-free stock exchange, in April 1997., which resulted in a book expense of $825,000 without any corresponding tax benefit.

1996 VERSUS 1995

Revenues in 1996 increased 34% compared to 1995 primarily due to the inclusions of results of operations of Cabo and SYH effective January 1, 1996. Costs of goods sold increased 18% in absolute dollars and decreased to 23% from 26% due to the inclusion of the results of operations of Cabo and SYH (which has have lower costs of goods sold than the

Company's other concepts) effective January 1, 1996. Selling, general and administrative costs increased 34% and depreciation and amortization costs increased 45% due to the inclusions of the results of operations of Cabo and SYH effective January 1, 1996.

Interest income decreased to $89,000 in 1996 from $154,000 due to reduction in cash as debt associated with CTI was reduced. Interest expense increased to $143,000 in 1996 due to the refinancing of a $1,600,000 bank term loan assumed in connection with the acquisition of SYH and the borrowing of $1,200,000 in March 1996 from an insurance company, secured by a deed of trust on a commercial office building located in Fort Worth, Texas.

CTI had income of $2,315,000, net of income tax, in 1996, which is reported as discontinued operations.

Income tax benefit rate on the pre-tax loss from continuing operations was 37% in 1996 compared to a benefit of 85% in 1995. The 1995 benefit rate is higher than the federal statutory rate as a result of favorable state tax developments that resulted in the reversal of certain state tax reserves approximating $255,000 and the recognition of certain federal tax benefits aggregating $314,000.

IMPACT OF INFLATION

From October 1994 to September 1997, inflation did not have a material impact on the Company's operations.

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

During fiscal 1997, 1996 and 1995, $199,000, $238,000 and $430,000, respectively, were incurred for work related to the engineering design. These costs were capitalized when incurred because the then proposed remedy would have prevented further environmental contamination with respect to the contaminated ground water being pumped from the extraction wells and improve the property compared with its condition when acquired by the Company. Due to concerns about the correctness of the remedy provided for in the ROD, additional fieldwork was performed and in June 1995, an RDWP Addendum was prepared and submitted to the EPA. The Company received comments from the EPA regarding this Addendum and the Company's environmental consultants submitted a response shortly thereafter. On August 24, 1995, the Company and its legal and environmental consultants met with officials of the EPA and agreed on additional fieldwork deemed necessary by the EPA to support the Company's position regarding the RDWP Addendum. At this meeting, officials of the EPA agreed the remedy needed to be modified and that certain requirements under the existing ROD needed to be eliminated or reduced in scope.

Additional fieldwork provided for in the RDWP Addendum was conducted at the site and resulted in the formulation of a revised remedy. On December 19, 1995, the Company and its legal and environmental consultants presented to the EPA the RDWP Addendum and the recommended changes to the ROD in the form of a revised remedy. On July 16, 1996, the Company and its legal and environmental representatives met with the

EPA to review the EPA's written response to this revised remedy. The revised remedy would eliminate certain requirements of the existing ROD and would primarily include removing and treating contaminated soil, significantly reducing the time period and cost for remediation.

In April 1997, the EPA issued a proposed plan setting forth the expedited remedy discussed above which was finalized in July 1997. As a result, during the quarter ending June 30, 1997, the Company expensed $3,000,000, representing the estimated net present value of the future costs of implementing this alternative remedy. Additionally, all prior costs incurred, approximating $867,000 through April 30, 1997, associated with the implementation of the original ROD, were expensed.

In June 1997, the Company was told that the EPA was seeking reimbursement for monies spent by the EPA at the Company's Vestal, New York property. According to the EPA, the expenditures were incurred by the EPA over approximately ten years, from October 1987 through April 1997. In September 1997, the Company agreed to pay approximately $550,000 to the EPA for reimbursement of such costs. As a result the Company has accrued this amount in 1997. The Company is currently negotiating a Consent Decree with the EPA in regard to the implementation of the remedy and ongoing monitoring of the property.

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

By approval of the Company's Board of Directors in December 1994, in a transaction effective January 1, 1995, the Company sold the operations of Flo Control, Inc. (Flo Control), headquartered in Burbank, California. The purchaser of these operations was Mr. Russell J. Sarno, President of Flo Control and a board member of the Company. Mr. Sarno purchased virtually all of the assets of Flo Control for $3,100,000 in cash and assumed $800,000 of Flo Control's liabilities. As a condition of the sale, Mr. Sarno agreed to purchase Flo Control's 95% ownership interest in the Florida Realty Joint Venture for $150,000 in cash and assume the non-recourse mortgage approximating $2.3 million. As a result, the Company recognized a loss on disposal of $2,314,000, net of income tax benefit, during fiscal 1995. The sale of Flo Control was accounted for as a discontinued operation. The cash proceeds from the sale were used to reduce the Company's outstanding debt with its lender. In addition, the sale of Flo Control's 95% interest in the Florida Realty Joint Venture eliminated the ongoing monthly expense of the Flo Control lease.

Effective January 1, 1996, the Company entered into an agreement to purchase the assets of Cabo Tacobar One, Ltd., a Mexican restaurant concept, operating under the name Cabo, The Original "Mix-Mex" Grill, with Central and South American influences located in Houston, Texas, for $589,000 in cash and 375,000 shares of the Company's common stock (with an estimated fair market value of $656,000). Additionally, the Company issued 76,500 shares of its common stock for commissions incurred in connection with the acquisition, which resulted in additional acquisition costs of $153,000. Excess of purchase price over fair value of net tangible assets acquired, recorded as goodwill, approximates $1,300,000 and is being amortized on a straight line basis over 15 years. Effective January 1, 1996, the Company also entered into an agreement to purchase the assets and assume certain liabilities of the Stockyards Hotel, located in Fort Worth, Texas, for $500,000 in cash, 450,000 shares of the Company's common stock (with an estimated fair market value of $788,000) and the refinancing of a $1,600,000 bank term loan. Under this agreement, the Company guaranteed, until March 15, 1997, a sales price of $2.05 per share for stock sold as of that date. No liability was incurred pursuant to the guarantee agreement. These acquisitions were accounted for under purchase accounting and are included in the Company's results of operations beginning on the acquisitions' effective date of January 1, 1996.

Proforma results from continuing operations, as if the acquisitions had occurred at the beginning of each respective period, are as follows:

                                                        Year Ended September 30,
                                                        ------------------------
                                                            1996        1995
                                                        -----------  -----------

  Revenues...............................                  $10,096   $9,429
  Net loss from continuing operations....                     (878)     (71)
  Primary loss per average common share..                     (.13)    (.01)
  Fully diluted loss per common share....                     (.13)    (.01)

In April 1997, the Company acquired all of the outstanding stock, in a tax free exchange, of Hotels of Distinction (HOD), a hotel management company, from Alan Tremain, O.B.E. and Jean-Claude Mathot in exchange for 300,000 shares of the Company's common stock. In addition, Mr. Tremain became Chairman of the Board of the Company and Mr. Mathot became President and Chief Operating Officer of the Company. Because HOD has no assets or management contracts at the date of purchase, the transaction, in substance, represents payment for employment services. As a result, the Company expensed $824,000, the estimated fair market value of the stock in 1997. In connection with the transaction, Non-Qualified Stock Option Agreements were entered into with Mr. Tremain and Mr. Mathot, each agreement granting options covering 250,000 shares of the Company's common stock at an exercise price of $3.00 per share, approximately $0.25 per share in excess of the fair market value at the date of grant. The options are fully vested and must be exercised, if at all, within five years of the date of grant. The options terminate upon termination of employment by the employee or a termination by the Company for cause.

In May 1997, the Company's shareholders approved the sale of the Company's electrical product segment, Current Technology, Inc. (CTI), to Danaher Corporation. The sale was completed on June 3, 1997. Danaher purchased the assets of CTI for $26,090,000 in cash and assumed approximately $1,300,000 in liabilities. The Company incurred expenses of approximately $1,402,000 associated with the sale, including payments to Walter D. Rogers, then president of CTI and a director of the Company, of $500,000 pursuant to an agreement with the Company and $250,000 as consideration for agreeing to include non-competition and non-disclosure provisions in his employment agreement with Danaher. As a result of the above transactions, the Company recognized a gain on disposal of $13,003,000, net of taxes. The sale of CTI was accounted for as a discontinued operation. Revenues for CTI were as follows (in thousands):

               1997.....................................$10,891
               1996..................................... 15,788
               1995..................................... 12,056

Through its commercial real estate operation, Buffton Realty Ventures, the Company acquired an office building located in Fort Worth, Texas during August 1995. The purchase price for the property was approximately $1,650,000. In July 1997, by approval of the Company's Board of Directors, the Company sold the building to a limited partnership controlled by Robert H. McLean, Chief Executive Officer of the Company, for cash proceeds of $506,000 and assumption of the related mortgage approximating $1,169,000. A disinterested majority of the Board of Directors approved the sale of the building at a price equal to the average of three independent, fair market value MAI appraisals. The Company realized a gain of approximately $46,000 upon completion of the sale.

In March 1996, one of the Company's subsidiaries (CTI) entered into a one year financing agreement with a bank to replace its existing line of credit. The commitment consisted of a $2,000,000 revolving line of credit, all of which was available for borrowing at September 30, 1996. The commitment agreement was terminated upon the sale of CTI.

Effective July 1, 1996, the Company sold one of its entertainment facilities located in New Orleans, Louisiana. The proceeds of $464,000, consisting of cash and a note receivable for $350,000, approximated the net book value of the assets that were sold. During the third quarter of fiscal 1997, the note was determined to be uncollectible and was written off.

During fiscal 1997, the Company purchased 1,839,000 shares of its common stock at a total cost of $4,552,000 (average cost of $2.48 per share) and in fiscal 1996, purchased 183,350 shares of its common stock at a total cost of $356,000 (average cost of $1.94 per share). The shares are recorded as Treasury Stock and will be available for employee stock plans and other corporate requirements. The shares purchased in 1997 also include the purchase of 1,629,300 shares from two shareholders in the amount of $3,878,450, or $2.38 per share. The purchase of stock was in connection with the settlement of litigation against certain shareholders in which the Company had alleged, among other things, that the former shareholders had been operating as a "group" under section 13(d) of the Securities Exchange Act. See Note 13 of Notes to Consolidated Financial Statements for additional details.

The Company invested $450,000 and $1,613,000 in equipment, furniture, fixtures, and enhancements to existing properties during 1997 and 1996, respectively, as well as invested $1,212,000 for Cabo and SYH in 1996.

The Company currently has two Cabo units under construction. One is in the historical district of downtown Houston, Texas and one in downtown Fort Worth, Texas. The Company also has a destination restaurant under construction at SYH. All three units are expected to open during the second quarter of fiscal 1998. Capital expenditures for these three projects are expected to approximate $2,750,000, which will be funded from existing cash and operating cash flow.


ACCOUNTING CHANGES

IMPAIRMENT OF ASSETS

In 1997, the Company adopted Financial Accounting Standard 121 on "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121). This statement requires companies to investigate potential impairments of long-lived assets, certain identifiable intangibles, and associated goodwill on an exception basis, when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. Pursuant to FAS 121, the Company evaluates the carrying amount of its long-lived assets and associated goodwill on an exception basis by estimating future cash flows expected to result from the use of such assets and their eventual disposition. If future cash flows (undiscounted and without interest charges) are less than the net carrying amount of the assets, an impairment loss would be recorded. The impairment loss is measured as the amount by which the net carrying amount of the asset exceeds the fair estimated value of the asset. Adoption of FAS 121 did not have an impact on the Company's results of operations or financial condition.


ACCOUNTING FOR STOCK-BASED COMPENSATION

Effective October 1, 1996, the Company adopted Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123). FAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The pronouncement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock option compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Entities electing to remain with the accounting in APB 25 must make proforma disclosures of net income and earnings per share as if the fair value based method of accounting defined in FAS 123 had been applied. The Company will continue to account for stock-based employee compensation plans under the intrinsic method pursuant to APB 25 and will make the disclosures in its footnotes as required by FAS 123.

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 128, Earnings per Share (FAS 128), which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Effective December 31, 1997, the Company will adopt FAS 128, which establishes standards for computing and presenting earnings per share (EPS). The statement requires dual presentations of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS calculation of the numerator and denominator of the diluted EPS calculation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would have occurred if securities or other contracts to issue common stock had been exercised, converted or resulted in the issuance of common stock that would have then shared in the earnings of the entity. Had the Company already adopted the provision of this statement, there would have been no impact on the EPS amounts presented.



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

                                   PART III
                                   --------


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information required by this item with respect to Directors of the Company appears in the "Election of Directors" and "Executive Officers of the Company" sections of the definitive proxy statement of the Company relating to the Company's 1998 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A.


ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

The information required by this item appears in the "Remuneration of Directors and Officers" section of the definitive proxy statement of the Company relating to the Company's 1998 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information required by this item appears in the "Security Ownership" and "Election of Directors" sections of the definitive proxy statement of the Company relating to the Company's 1998 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

In accordance with Rule G(3) of the General Instructions, the information required by this item will be included under the caption, "Transactions with Management and Others" in the definitive proxy statement of the Company relating to the Company's 1998 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A.

                                    PART IV
                                    -------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

   (a) The following documents are filed as a part of this report:

       1.   Financial Statements - The financial statements listed in the "Index
            --------------------
            to Consolidated Financial Statements and Financial Statement Schedule" described at F-1.

       2.   Financial Statement Schedule - The financial statement schedule
            ----------------------------
            listed in the "Index to Consolidated Financial Statements and Financial Statement Schedule" described at F-1.

       3.   Exhibits - Refer to (c) below.
            --------

   (b) Reports on Form 8-K.
       --------------------

            Report dated August 18, 1997 reporting repurchase of 21% of outstanding common stock and settlement of Steel and Ryback Litigation.

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

       3.5 Restated by-laws of Buffton Corporation dated April 7, 1997 incorporated herein by reference to Form 10-Q dated March 31, 1997.

       3.6 Amended and Restated Certificate of Incorporation of Buffton Corporation changing name of Company to BFX Hospitality Group incorporated by reference to Form 10-Q dated June 30, 1997.

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

       10.5 Second Amended and Restated Revolving Credit Note incorporated herein by reference to Form 8-K dated January 20, 1995.

       10.6 Rights Amendment Agreement dated November 15, 1995 incorporated herein by reference to Form 8-K dated November 15, 1995.

       10.7 Asset Purchase Agreement of Current Technology, Inc. incorporated herein by reference to the Definitive Proxy Statement dated
            April 23, 1997.

       10.8 Asset Purchase Agreement between Main Street Realty, Inc. and 100 Main Realty Ltd., a limited partnership controlled by Robert H. McLean, CEO of the Company, dated July 1, 1997.

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

BFX HOSPITALITY GROUP, INC.                                     Date
                                                       ---------------------


By: /s/ Robert H. McLean                                 December 29, 1997
   ------------------------------------------          ---------------------
   Robert H. McLean, Chief Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacity and on the dates indicated.


   /s/ Robert H. McLean                                  December 29, 1997
   ------------------------------------------          ---------------------
   Robert H. McLean, Chief Executive Officer;
   (Principal Executive Officer)


   /s/ Alan Tremain, O.B.E.                              December 29, 1997
   ------------------------------------------          ---------------------
   Alan Tremain, O.B.E.
   Chairman of the Board of Directors


   /s/ Jean-Claude Mathot                                December 29, 1997
   ------------------------------------------          ---------------------
   Jean-Claude Mathot
   President and Chief Operating Officer


   /s/ Robert Korman                                     December 29, 1997
   ------------------------------------------          ---------------------
   Robert Korman, Vice President and
   Chief Financial Officer


   /s/ Bruno D'Agostino                                  December 29, 1997
   ------------------------------------------          ---------------------
   Bruno D'Agostino, Director


   /s/ John M. Edgar                                     December 29, 1997
   ------------------------------------------          ---------------------
   John M. Edgar, Director


   /s/ Hampton Hodges                                    December 29, 1997
   ------------------------------------------          ---------------------
   Hampton Hodges, Director


   /s/ H.T. Hunnewell                                    December 29, 1997
   ------------------------------------------          ---------------------
   H.T. Hunnewell, Director


   /s/ Walter D. Rogers, Jr.                             December 29, 1997
   ------------------------------------------          ---------------------
   Walter D. Rogers, Jr., Director


   /s/ Russell J. Sarno                                  December 29, 1997
   ------------------------------------------          ---------------------
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

   Schedule IX -   Valuation and Qualifying Accounts             F-21



Schedules other than the ones listed above have been omitted since they are either not required, not applicable, or the required information is shown in the financial statements or related notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of BFX Hospitality Group, Inc.

In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of BFX Hospitality Group, Inc. and its subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ Price Waterhouse LLP


Fort Worth, Texas
November 12, 1997

                          BFX HOSPITALITY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 For the Years Ended September 30,
                                                            -------------------------------------------
                                                                 1997           1996          1995
                                                            --------------  ------------  -------------
                                                             (In thousands, except per share amounts)

Net revenues..............................................       $ 10,518       $ 9,298        $ 6,946
                                                                 --------       -------        -------

Costs and expenses:
 Cost of goods sold (exclusive of depreciation)...........          2,277         2,139          1,819
 Selling, general and administrative......................         14,483         7,595          5,661
 Expenses associated with revised EPA remedy..............          4,417             -              -
 Depreciation and amortization............................          1,030           969            668
                                                                 --------       -------        -------

 Total costs and expenses.................................         22,207        10,703          8,148
                                                                 --------       -------        -------

Net loss from continuing operations before other income
 and income taxes.........................................        (11,689)       (1,405)        (1,202)
                                                                 --------       -------        -------

Other income (expense):
 Interest income..........................................            485            89            154
 Interest expense.........................................           (193)         (143)             -
                                                                 --------       -------        -------
                                                                      292           (54)           154
                                                                 --------       -------        -------

Loss from continuing operations before income taxes.......        (11,397)       (1,459)        (1,048)
Income tax benefit........................................          3,543           538            892
                                                                 --------       -------        -------
Loss from continuing operations...........................         (7,854)         (921)          (156)
                                                                 --------       -------        -------

Discontinued operations:
 Income from operations, net of income tax expense of
  $933,000, $1,349,000 and $754,000, respectively.........          1,509         2,315          1,261
 Gain (loss) on disposal, net of income tax expense
  of $7,252,000 and tax benefit of $754,000,respectively..         13,003             -         (2,314)
                                                                 --------       -------        -------

 Income (loss) from discontinued operations...............         14,512         2,315         (1,053)
                                                                 --------       -------        -------

Net income (loss).........................................       $  6,658       $ 1,394        $(1,209)
                                                                 ========       =======        =======

Primary income (loss) per average common share:
 Continuing operations....................................       $  (1.13)      $  (.14)       $  (.03)
 Discontinued operation...................................           2.09           .36           (.19)
                                                                 --------       -------        -------
 Net income (loss)........................................       $    .96       $   .22        $  (.22)
                                                                 ========       =======        =======

 Weighted average common shares outstanding...............          6,957         6,441          5,465
                                                                 ========       =======        =======

Fully diluted income (loss) per common share:
 Continuing operations....................................       $  (1.13)      $  (.14)       $  (.03)
 Discontinued operation...................................           2.09           .35           (.19)
                                                                 --------       -------        -------
 Net income (loss)........................................       $    .96       $   .21        $  (.22)
                                                                 ========       =======        =======

Fully diluted common shares outstanding...................          6,957         6,649          5,465
                                                                 ========       =======        =======

The accompanying notes are an integral part of these consolidated financial statements.

                          BFX HOSPITALITY GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                                   September 30,
                                                                              ----------------------
                                                                                 1997         1996
                                                                              ----------  ----------
                                                                                 (In thousands)
Current assets:
 Cash and cash equivalents..............................................        $16,356     $ 1,659
 Accounts receivable, less allowance for doubtful accounts of
  $35,000 in 1996.......................................................             66       3,370
 Inventories............................................................             79       1,396
 Prepaid and other current assets.......................................             62         492
                                                                                -------     -------
  Total current assets..................................................         16,563       6,917
                                                                                -------     -------

Property, plant and equipment, net......................................          6,417       9,631
                                                                                -------     -------

Patents, net of accumulated amortization of $1,529,000..................              -       1,451
Goodwill, net of amortization of $1,206,000 and $845,000, respectively..          3,758       4,120
Deferred income taxes...................................................            833           -
Long-term notes receivable..............................................              -         540
Other assets, net.......................................................            513         505
                                                                                -------     -------

                                                                                $28,084     $23,164
                                                                                =======     =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt......................................        $   138     $   187
 Accounts payable.......................................................            300       1,152
 Accrued liabilities....................................................          5,014       1,524
 Income taxes...........................................................            314         311
                                                                                -------     -------
  Total current liabilities.............................................          5,766       3,174

Long-term debt..........................................................          1,212       2,493
Deferred income taxes...................................................              -           4
                                                                                -------     -------
                                                                                  6,978       5,671
                                                                                -------     -------
Stockholders' equity:
 Preferred stock $.01 par value; 5,000,000 shares authorized;
  no shares issued and outstanding......................................              -           -
 Common stock $.05 par value; 30,000,000 shares authorized;
  outstanding shares 7,786,878 and 6,726,878, respectively..............            389         337
 Additional paid-in capital.............................................         16,578      14,354
 Retained earnings......................................................          9,816       3,158
 Treasury stock, at cost, 1,812,350 and 183,350 shares, respectively....         (4,487)       (356)
 Employee notes for stock purchases.....................................         (1,190)          -
                                                                                -------     -------
                                                                                 21,106      17,493
Commitments and contingencies (Notes 3 and 12)..........................
                                                                                -------     -------

                                                                                $28,084     $23,164
                                                                                =======     =======


The accompanying notes are an integral part of these consolidated financial statements.

                          BFX HOSPITALITY GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                              For the Years Ended September 30,
                                                             ------------------------------------
                                                                1997         1996        1995
                                                             -----------  ----------  -----------
                                                                        (In thousands)
Cash flows from operating activities:
 Net income (loss).........................................    $  6,658     $ 1,394      $(1,209)
 Adjustments to reconcile net income (loss) to net cash
   provided by (used for) operating activities:
   Depreciation............................................         764         704          594
   Amortization............................................         475         577          564
   Deferred income taxes...................................        (837)        594         (920)
   Bad debt provision......................................         (35)         40          (84)
   Net (gain) loss on sale of assets.......................     (20,301)          -        3,068
   Expenses associated with revised EPA remedy.............       4,417           -            -
   Issuance of common stock in payment for services........         412         139          571
   Expenses associated with acquisition....................         824           -            -
   Change in components of current assets and liabilities
    (exclusive of acquisitions and dispositions):
    Accounts receivable....................................       1,392        (662)      (1,137)
    Inventories............................................         143         639         (958)
    Prepaid and other......................................         256           -         (536)
    Accounts payable.......................................         (36)         34          191
    Accrued liabilities....................................         349         119         (297)
    Income taxes payable...................................         259          75          (18)
                                                               --------     -------      -------
Net cash provided by (used for) operating activities.......      (5,260)      3,653         (171)
                                                               --------     -------      -------

Cash flows from investing activities:
 Additions to property, plant and equipment................        (450)     (1,613)      (1,337)
 Proceeds from sale of operating assets....................      25,194         100        3,750
 Acquisitions..............................................           -      (1,212)      (1,653)
 Additions to other assets.................................         (89)          -          (55)
                                                               --------     -------      -------

Net cash provided by (used for) investing activities.......      24,655      (2,725)         705
                                                               --------     -------      -------

Cash flows from financing activities:
 Additions to debt.........................................           -       1,200            -
 Repayments of debt........................................        (161)       (120)      (3,723)
 Exercise of stock options.................................          15           -            -
 Treasury stock purchases..................................      (4,552)       (356)           -
                                                               --------     -------      -------

Net cash provided by (used for) financing activities.......      (4,698)        724       (3,723)
                                                               --------     -------      -------

Net increase (decrease) in cash............................      14,697       1,652       (3,189)

Cash at beginning of year..................................       1,659           7        3,196
                                                               --------     -------      -------

Cash at end of year........................................    $ 16,356     $ 1,659      $     7
                                                               ========     =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                          BFX HOSPITALITY GROUP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

             For the Years Ended September 30, 1997, 1996, and 1995

                                                                                        Employee
                                                    Additional                          Note for
                                            Common    Paid-in    Treasury   Retained     Stock
                                            Stock     Capital      Stock    Earnings   Purchases    Total
                                            ------  -----------  ---------  ---------  ----------  --------

Balance at September 30, 1994.............  $  264     $12,020   $      -   $  2,973   $       -   $15,257

Issuance of 407,356 shares of $.05 par
 value common stock for services..........      20         551          -          -           -       571

Net loss..................................       -           -          -     (1,209)          -    (1,209)
                                            ------     -------   --------   --------   ---------   -------

Balance at September 30, 1995.............     284      12,571          -      1,764           -    14,619

Issuance of 951,500 shares of $.05 par
 value common stock for acquisitions......      48       1,649          -          -           -     1,697

Issuance of  90,000 shares of $.05 par
 value common stock for services..........       5         134          -          -           -       139

Purchase of 183,350 shares of $.05
 par value common stock...................       -           -       (356)         -           -      (356)

Net income................................       -           -          -      1,394           -     1,394
                                            ------     -------   --------   --------   ---------   -------

Balance at September 30, 1996.............     337      14,354       (356)     3,158           -    17,493

Issuance of 300,000 shares of $.05
 par value common stock for acquisition...      14         810          -          -           -       824

Issuance of 760,000 shares of $.05
 par value common stock in exercise of
 options..................................      38       1,152          -          -      (1,190)        -

Issuance of 200,000 shares of $.05
 par value common stock from treasury
 for services.............................       -          12        400          -           -       412

Issuance of 10,000 shares of $.05
 par value common stock from treasury
 in exercise of stock options.............       -          (6)        21          -           -        15

Purchase of 1,839,000 shares of $.05
 par value common stock...................       -           -     (4,552)         -           -    (4,552)

Tax benefit of exercise of stock options..       -         256          -          -           -       256

Net income................................       -           -          -      6,658           -     6,658
                                            ------     -------   --------   --------   ---------   -------

Balance at September 30, 1997.............  $  389     $16,578   $ (4,487)  $  9,816      (1,190)  $21,106
                                            ======     =======   ========   ========   =========   =======

The accompanying notes are an integral part of these consolidated financial statements.

                          BFX HOSPITALITY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1997, 1996 AND 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

BFX Hospitality Group, Inc. (the Company) is principally engaged in the operation of food and beverage and lodging establishments. These consolidated financial statements include all of the assets, liabilities, revenues, and costs and expenses of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

In May 1997, the Company's stockholders approved a proposal at the Annual Meeting of the Stockholders to change the name of the Company from Buffton Corporation to BFX Hospitality Group, Inc. The change became effective on July 8, 1997 upon filing of an Amended and Restated Certificate of Incorporation.

CASH AND CASH EQUIVALENTS

For purposes of the Consolidated Statements of Cash Flow, cash and cash equivalents consist of cash in banks and cash investments in immediately available interest bearing accounts.

The weighted average interest rate was 5.35% at September 30, 1997 for cash equivalents totaling $15,775,000.

INVENTORIES

Inventories are stated at the lower of cost (first in, first out) or market and, at September 30, 1997, consist primarily of food and beverage.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost and depreciated by the straight-line method over estimated useful lives of three to forty years.

Maintenance and repairs are charged to income as incurred. The Company capitalizes renewals and betterments, which significantly enhance the value or extend the useful life of an asset. Upon the sale or retirement of depreciable assets, the cost and related accumulated depreciation are removed from the accounts, and the resulting gain or loss is credited to or charged against income.

INTANGIBLES

Patents are carried at the Company's cost as determined at acquisition and were amortized on a straight-line basis over their remaining legal lives. All patents related to discontinued operations sold in 1997. See Note 2.

Goodwill represents the excess of cost over net assets acquired and is being amortized on a straight-line basis principally over fifteen years.

IMPAIRMENT OF LONG-LIVED ASSETS

In 1997, the Company adopted Financial Accounting Standard 121 on "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121). This statement requires companies to investigate potential impairments of long-lived assets, certain identifiable intangibles, and associated goodwill on an exception basis, when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. Pursuant to FAS 121, the Company evaluates the carrying amount of its long-lived assets and associated goodwill on an exception basis by estimating future cash flows expected to result from the use of such assets and their eventual disposition. If future cash flows (undiscounted and without interest charges) are less than the net carrying amount of the assets, an impairment loss would be recorded. The impairment loss is measured as the amount by which the net carrying amount of the asset exceeds the fair estimated value of the asset. Adoption of FAS 121 did not have an impact on the Company's results of operations or financial condition.

ACCOUNTING FOR STOCK-BASED COMPENSATION

Effective October 1, 1996, the Company adopted Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123). FAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The pronouncement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock option compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Entities electing to remain with the accounting in APB 25 must make proforma disclosures of net income and earnings per share as if the fair value based method of accounting defined in FAS 123 had been applied. The Company will continue to account for stock-based employee compensation plans under the intrinsic method pursuant to APB 25 and will make the disclosures in its footnotes as required by FAS 123. See Note 8.

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

ADVERTISING COST

The Company's advertising expenditures are expensed in the period the advertising first occurs. Advertising expense for fiscal years ended September 30, 1997, 1996 and 1995 approximated $85,000, $77,000 and $66,000, respectively.

NET INCOME (LOSS) PER SHARE

Primary net income (loss) per share has been computed on the basis of the weighted average number of common shares outstanding; the effect of outstanding stock options is immaterial for purposes of calculating primary net income
(loss) per share for 1997, 1996, and 1995. Fully diluted net income (loss) per share for fiscal 1996 includes an additional 208,000 shares relating to outstanding stock options calculated using the treasury stock method. The effect of outstanding stock options was immaterial for purposes of calculating fully diluted net income (loss) per share for 1997 and 1995.

In February 1997, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 128, Earnings per Share (FAS 128), which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Effective December 31, 1997, the Company will adopt FAS 128, which establishes standards for computing and presenting earnings per share (EPS). The statement requires dual presentations of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS calculation of the numerator and denominator of the diluted EPS calculation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would have occurred if securities or other contracts to issue common stock had been exercised, converted or resulted in the issuance of common stock that would have then shared in the earnings of the entity. Had the Company already adopted the provision of this statement, there would have been no impact on the EPS amounts presented, except that fully diluted income per common share for 1996 would have been $0.22.

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

RECLASSIFICATIONS

Certain prior years' amounts have been reclassified to conform to the 1997 presentation.

NOTE 2 - DISCONTINUED OPERATIONS

By approval of the Company's Board of Directors in December 1994, in a transaction effective January 1, 1995, the Company sold the operations of Flo Control, Inc. (Flo Control), headquartered in Burbank, California. The purchaser of these operations was Mr. Russell J. Sarno, President of Flo Control and a board member of the Company. Mr. Sarno purchased virtually all of the assets of Flo Control for $3,100,000 in cash and assumed $800,000 of Flo Control's liabilities. As a condition of the sale, Mr. Sarno agreed to purchase Flo Control's 95% ownership interest in the Florida Realty Joint Venture for $150,000 in cash and assume the related non-recourse mortgage approximating $2.3 million. As a result, the Company recognized a loss on disposal of $2,314,000, net of income tax benefit, during fiscal 1995. The sale of Flo Control was accounted for as a discontinued operation. The cash proceeds from the sale were used to reduce the company's outstanding debt with its lender. Revenues for Flo Control in 1995 were $2,435,000.

In May 1997, the Company's shareholders approved the sale of the Company's electrical product segment, Current Technology, Inc. (CTI), to Danaher Corporation. The sale was completed on June 3, 1997. Danaher purchased the assets of CTI for $26,090,000 in cash and assumed approximately $1,300,000 in liabilities. The Company incurred expenses of approximately $1,402,000 associated with the sale, including payments to Walter D. Rogers, then president of CTI and a director of the Company, of $500,000 pursuant to an agreement with the Company and $250,000 as consideration for agreeing to include non-competition and non-disclosure provisions in his employment agreement with Danaher. As a result of the above transactions, the Company recognized a gain on disposal of $13,003,000, net of taxes. The sale of CTI was accounted for as a discontinued operation. Revenues for CTI were as follows (in thousands):

                     1997...................................  $10,891
                     1996...................................   15,788
                     1995...................................   12,056

In 1995, income from operations of the discontinued operations was $1,261,000, consisting of income from CTI of $1,460,000, net of taxes expense of $861,000 and a loss from operations from Flo Control of $199,000, net of tax benefits of $107,000.

NOTE 3 - OTHER ACQUISITIONS AND DISPOSITIONS

Through its commercial real estate operation, Buffton Realty Ventures, the Company acquired an office building located in Fort Worth, Texas during August 1995. The purchase price for the property was approximately $1,650,000. In July 1997, by approval of the Company's Board of Directors, the Company sold the building to a limited partnership controlled by Robert H. McLean, Chief Executive Officer of the Company, for cash proceeds of $506,000 and assumption of the related mortgage approximating $1,169,000. A disinterested majority of the Board of Directors approved the sale of the building at a price equal to the average of three independent, fair market value MAI appraisals. The Company realized a gain of approximately $46,000 upon completion of the sale.

Effective January 1, 1996, the Company entered into an agreement to purchase the assets of Cabo Tacobar One, Ltd., a Mexican restaurant concept, operating under the name Cabo, The Original "Mix-Mex" Grill, with Central and South American influences located in Houston, Texas, for $589,000 in cash, 375,000 shares of the Company's common stock (with an estimated fair market value of $656,000), and a one year option to purchase an additional 150,000 shares of the Company's common stock at a price of $2.00 per share. Additionally, the Company issued 76,500 shares of its common stock for commissions incurred in connection with the acquisition, which resulted in additional acquisition costs of $153,000. Excess of purchase price over fair value of net tangible assets acquired, recorded as goodwill, approximates $1,300,000 and is being amortized on a straight-line basis over 15 years. Effective January 1, 1996, the Company also entered into an agreement to purchase the assets and assume certain liabilities of the Stockyards Hotel, located in Fort Worth, Texas, for $500,000 in cash, 450,000 shares of the Company's common stock (with an estimated fair market value of $788,000) and the refinancing of a $1,600,000 bank term loan. Under this agreement, the Company guaranteed, until March 15, 1997, a sales price of $2.05 per share for stock sold as of that date. No liability was incurred pursuant to the guarantee agreement. These acquisitions were accounted for under purchase accounting and are included in the Company's results of operations beginning on the acquisitions' effective date of January 1, 1996.

Unaudited proforma results from continuing operations, as if the acquisitions had occurred at the beginning of each respective period, are as follows:

                                           Year Ended September 30,
                                           ------------------------
                                              1996          1995
                                           ----------    ----------

  Revenues...............................   $10,096         $9,429
  Net loss from continuing operations....      (878)           (71)
  Primary loss per average common share..      (.13)          (.01)
  Fully diluted loss per common share....      (.13)          (.01)

Effective July 1, 1996, the Company sold one of its entertainment facilities located in New Orleans, Louisiana. The proceeds of $464,000, consisting of cash and a note receivable for $350,000, approximated the net book value of the assets that were sold. During the third quarter of fiscal 1997, the note was determined to be uncollectible and was written off.

In April 1997, the Company acquired all of the outstanding stock, in a tax free exchange, of Hotels of Distinction (HOD), a hotel management company, from Alan Tremain, O.B.E. and Jean-Claude Mathot in exchange for 300,000 shares of the Company's common stock. In addition, Mr. Tremain became Chairman of the Board of the Company and Mr. Mathot became President and Chief Operating Officer of the Company. Because HOD has no assets or management contracts at the date of purchase, the transaction, in substance, represents payment for employment services. As a result, the Company expensed $824,000, the estimated fair market value of the stock in 1997. In connection with the transaction, Non-Qualified Stock Option Agreements were entered into with Mr. Tremain and Mr. Mathot, each agreement granting options covering 250,000 shares of the Company's common stock at an exercise price of $3.00 per share, approximately $0.25 per share in excess of the fair market value at the date of grant. The options are fully vested and must be exercised, if at all, within five years of the date of grant. The options terminate upon termination of employment by the employee or a termination by the Company for cause.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment consist of the following:

                                              September 30,
                                             ---------------
                                              1997    1996
                                             ------  -------
                                             (In thousands)
     Building and improvements.............  $7,583  $ 9,290
     Machinery and equipment...............     405      568
     Furniture and fixtures................   1,124    1,724
                                             ------  -------

                                              9,112   11,582
     Less accumulated depreciation
      and amortization.....................   2,970    2,626
                                             ------  -------
                                              6,142    8,956
     Land..................................     275      675
                                             ------  -------

        Net property, plant and equipment..  $6,417  $ 9,631
                                             ======  =======

NOTE 5 - LONG-TERM DEBT

In January 1996, the Company refinanced a $1,600,000 bank term loan assumed in the acquisition of the Stockyards Hotel, which is secured by a deed of trust on the hotel property. The interest on the note was at the established prime rate; however, this rate could increase, subject to certain financial ratios, to a maximum of 1% above the prime rate. The note was payable in 59 monthly installments of $13,350 plus accrued interest, with the balance due on January 19, 2001. At September 30, 1996, the balance owed on the debt was $1,493,000. In July 1997, the note was refinanced with another bank. This note is payable in 120 monthly installments of $11,442 plus accrued interest and bears interest at the established prime rate. At September 30, 1997, the balance owed on this debt was $1,350,000.

In March 1996, one of the Company's subsidiaries (CTI) entered into a one year financing agreement with a bank to replace its existing line of credit. The commitment consisted of a $2,000,000 revolving line of credit, all of which was available for borrowing at September 30, 1996, and was secured by the accounts receivable and inventory of the subsidiary. The terms of the finance agreement provided for interest to be paid monthly at a floating rate equal to the established prime rate. The agreement also provided for a commitment fee of 0.25% per annum of the unused portion of the facility. The commitment agreement was terminated upon the sale of CTI.

In March 1996, the Company borrowed $1,200,000 from an insurance company. The note was secured by a deed of trust on a commercial office building located in Fort Worth, Texas. The note bears interest at 7.75%, payable in 119 monthly installments of $9,852 with a final payment of $831,000 due April 1 ,2006. At September 30, 1996, the balance owed on this debt was $1,187,000. The note was assumed by the purchaser upon completion of the sale of the building. See
Note 3.

The prime rate at September 30, 1997 was 8.5%.

At September 30, 1997, future principal payments on long-term debt are due as follows:

              1998.........................................         $   138
              1999.........................................             138
              2000.........................................             138
              2001.........................................             138
              2002 and thereafter..........................             798
                                                                    -------
                                                                    $ 1,350
                                                                    =======


NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                                                September 30,
                                                                              -----------------
                                                                                1997     1996
                                                                              -------  --------
                                                                               (In thousands)
      Accrued EPA costs..........................                             $ 3,550   $     -
      Accrued commissions........................                                   -       653
      Accrued payroll............................                                  43       232
      Accrued bonus..............................                                 813       270
      Other......................................                                 608       369
                                                                              -------   -------
                                                                              $ 5,014   $ 1,524
                                                                              =======   =======

NOTE 7 - INCOME TAXES

The provision (benefit) for income taxes includes the following:

                                                                       Years Ended September 30,
                                                                    -------------------------------
                                                                      1997       1996        1995
                                                                    --------   --------    --------
                                                                            (In thousands)
Current:
      Federal...................................                    $ 5,049      $   47      $ (72)
      State.....................................                        430         170        100
Deferred federal................................                       (837)        594       (412)
Decrease in valuation allowance.................                          -           -       (508)
                                                                    -------      ------      -----
                                                                    $ 4,642      $  811      $(892)
                                                                    =======      ======      =====

The income tax provision (benefit) is categorized as follows:

                                                                       Years Ended September 30,
                                                                    -------------------------------
                                                                      1997       1996        1995
                                                                    --------   --------    --------
                                                                            (In thousands)
Continuing operations.............................................  $(3,543)    $  (538)   $  (892)
Discontinued operations...........................................    8,185       1,349          -
                                                                    -------     -------    -------
                                                                    $ 4,642     $   811    $  (892)
                                                                    =======     =======    =======

Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred tax liabilities and assets are comprised of the following:

                                                                                September 30,
                                                                              -----------------
                                                                                1997     1996
                                                                              -------  --------
                                                                               (In thousands)
          Gross deferred tax liabilities
          ------------------------------
          Depreciation                                                        $  276     $ 396
                                                                              ------     -----
          Gross deferred tax assets
          --------------------------
          Capital loss carryforwards                                               -       271
          Alternative minimum tax credit
           carryforwards                                                           -       272
          EPA liability                                                        1,003         -
          Other                                                                  106       120
                                                                              ------     -----
                                                                               1,109       663
          Valuation allowance                                                      -      (271)
                                                                              ------     -----
                                                                               1,109       392
                                                                              ------     -----
          Deferred income tax (benefit) liability                             $ (833)    $   4
                                                                              ======     =====

As a result of the disposition of Flo Control (see Note 2) with its historical losses and the improved profitability of the Company's continuing operations, the Company reduced its valuation allowance by approximately $314,000 in 1995.

In connection with the exercise of certain stock options (see Note 8), the Company will receive a tax benefit of approximately $256,000, which has been credited directly to paid in capital.

The Company's consolidated income tax expense (benefit) from continuing operations differs from that amount calculated by applying the federal statutory rate for the following reasons (in thousands):

                                                                    Years Ended September 30,
                                                                -------------------------------
                                                                  1997       1996        1995
                                                                --------   --------    --------
Tax benefit at 34% federal statutory rate.....                  $ (3,875)  $   (554)   $   (356)
Loss of deduction from HOD stock received in
 tax-free exchange............................                       298          -           -
Adjustments to valuation allowance for
 deferred tax assets..........................                         -          -        (314)
Reversal of income tax accrual................                         -          -        (255)
Other, net....................................                        34         16          33
                                                                --------   --------    --------
                                                                $ (3,543)  $   (538)   $   (892)
                                                                ========   ========    ========

NOTE 8 - STOCKHOLDERS' EQUITY

STOCK OPTIONS

In September 1989, the Board of Directors adopted the Buffton Corporation Equity Participation Plan (the "1989 Plan") to afford key employees the opportunity to purchase shares of the Company's common stock as a reward for past performance and an incentive for future performance. Under the 1989 Plan, 500,000 shares of the Company's stock may be issued. At February 3 and August 2, 1995, 450,000 options and 50,000 options, respectively, were granted to certain officers of the Company at an exercise price of $1.50 per share which was the fair market value at date of grant. The non-qualified options are fully vested and must be exercised within five years of the date of grant. The options do not terminate upon termination of the officer's employment and may be transferred by will or by the laws of descent and distribution. At September 30, 1997 and 1996 there were no shares available for grant.

In August 1996, the Board of Directors adopted the Buffton Corporation Equity Participation Plan (the "1996 Plan") to afford key employees the opportunity to purchase shares of the Company's common stock as a reward for past performance and an incentive for future performance. Under the 1996 Plan, 300,000 shares of the Company's stock may be issued. In August and September, 1996, 260,000 options were granted to certain officers of the Company at an exercise price of $1.62-$1.94 per share which was the fair market value at date of grant. The non-qualified options are fully vested and must be exercised within five years of the date of grant. The options do not terminate upon termination of the officer's employment and may be transferred by will or by the laws of descent and distribution. The options may be exchanged for options that are substantially equivalent in number, percentage of ownership and price (as it relates to book value) in each of the Company's subsidiaries. Additionally, in September 1996, 40,000 options were granted under the 1996 Plan to certain employees of the Company at an exercise price of $1.94 which was the fair market value at date of grant. The term of the options is for six years and become exercisable at a rate of 20% per year beginning one year after the date of grant. The options terminate and become unexercisable upon termination of the employee, unless such termination is without cause or is due to death or total and permanent disability. At September 30, 1997 there were no shares available for grant.

A summary of these outstanding options is as follows:

                                              Weighted               Weighted
                                 1989 Equity  Average   1996 Equity  Average
                                  Partici-    Exercise   Partici-    Exercise
                                 pation Plan   Price    pation Plan   Price
                                 -----------  --------  -----------  --------
Options outstanding
  September 30, 1994...........            -  $      -            -  $      -

  Issued.......................          500      1.50            -         -
                                  ----------  --------  -----------  --------

Options outstanding
  September 30, 1995...........          500      1.50            -         -

  Issued.......................            -                    300      1.73
                                  ----------  --------  -----------  --------

Options outstanding
  September 30, 1996...........          500      1.50          300      1.73

  Issued                                   -                      -
  Exercised                              500      1.50          260      1.69
  Cancelled                                -                      -
                                  ----------  --------  -----------  --------
Options outstanding
  September 30, 1997                       -  $      -           40  $   1.94
                                 ===========  ========  ===========  ========

Options currently exercisable
  September 30, 1997...........            -  $   -               8  $   1.94
                                 ===========  ========  ===========  ========

The Company currently maintains an Employee Incentive Stock Option Plan (Employee Plan), which allows certain employees and officers of the Company, other than officers serving on the Board of Directors to acquire or increase their proprietary interest in the success of the Company and encourage such individuals to remain in the employ of the Company. A total of 100,000 shares of the Company's common stock can be issued under the Employee Plan. Stock options issued are subject to certain terms and conditions. Options granted must be exercised within ten years of the date of such grant or within five years, if an option is granted to an employee who owns in excess of 10% of all outstanding common stock of the Company. Generally options are not exercisable until the employee has been continuously employed by the Company for one year. Options terminate and become unexercisable upon the termination of the employee, unless such termination is without cause or is due to death or total and permanent disability. On August 2, 1995, and December 26, 1995, 80,000 and 20,000 options, respectively, were granted to certain employees of the Company at an exercise price of $1.50 per share which was the fair market value at date of grants. At September 30, 1996, there were no shares available for grant. In 1997, 40,000 options were cancelled after certain employees terminated their employment.

In connection with the acquisition of Cabo, the Company granted 150,000 options to purchase shares of its common stock to the Seller under a non-qualified stock option agreement. The options were granted at an exercise price of $2.00 per share, which was the fair market value at date of grant. The option agreement terminated on December 31, 1996 unexercised. On January 1, 1997, in connection with the execution of a consulting agreement with the Seller, the Company granted 150,000 options to purchase shares of its common stock under a non-qualified stock option agreement at an exercise price of $2.25 per share through December 31, 1997 and at $2.50 per share through December 31, 1998.

In connection with the acquisition of HOD, the Company entered into non-qualified stock option agreements. See Note 3.

On July 1, 1997, the Company's Board of Directors approved a non-qualified stock option agreement with Robert H. McLean, Chief Executive Officer of the Company. Under the agreement, 300,000 options to purchase shares of the Company's stock at an exercise price of $3.00 (approximately $0.25 per share in excess of the fair market value at the date of issuance). The options are fully vested and must be exercised within five years of the date of issuance. The options do not terminate upon termination of Mr. McLean's employment and may be transferred by will or by the laws of descent and distribution.

A summary of outstanding options is as follows:

                                            Weighted              Weighted
                                 Incentive  Average   Other Non-  Average
                                   Stock    Exercise  Qualified   Exercise
                                  Options    Price     Options     Price
                                 ---------  --------  ----------  --------
Options outstanding
  September 30, 1994...........          -  $      -           -  $      -

  Issued.......................         80      1.50           -         -
                                  --------  --------  ----------  --------

Options outstanding
  September 30, 1995...........         80      1.50           -         -

  Issued.......................         20      1.50         150      2.00
                                  --------  --------  ----------  --------

Options outstanding
  September 30, 1996...........        100      1.50         150      2.00

  Issued                                 -                   950      2.88
  Exercised                             10      1.50           -
  Cancelled                             40      1.50         150      2.00
                                  --------  --------  ----------  --------

Options outstanding
  September 30, 1997...........         50  $   1.50         950  $   2.88
                                  ========  ========  ==========  ========

Options currently exercisable
  September 30, 1997...........         17  $   1.50         950  $   2.88
                                  ========  ========  ==========  ========

The following table summarizes stock options outstanding and exercisable at September 30,1997:

                                      Outstanding                           Exercisable
                        -----------------------------------------  ---------------------------
      Exercise                        Weighted        Weighted                     Weighted
      Price                           Average         Average                      Average
      Range              Shares    Remaining Life  Exercise Price    Shares     Exercise Price
    -----------         ---------  --------------  --------------  -----------  --------------
     $1.50-1.94            90,000        6.6            $1.70          25,000        $1.64
      2.25                150,000        1.3             2.25         150,000         2.25
      3.00                800,000        4.6             3.00         800,000         3.00
                        ---------                                     -------
                        1,040,000        4.3             2.78         975,000         2.85
                        =========                                     =======

The Company applies APB Opinion 25, "Accounting for Stock Issued To Employees", and related interpretations in accounting for options granted under the Plans. Accordingly, no compensation cost has been recognized at the grant date for options issued at fair market value. Had compensation cost for the Company's stock option plan been determined based on the fair value at grant date for awards in fiscal 1997 and 1996 in accordance with the provisions of FAS 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amount):

                                     Fiscal 1997  Fiscal 1996
                                     -----------  -----------
Net income, as reported                   $6,658       $1,394
Net income, pro forma                      5,716        1,293
Net income per share, as reported           0.96         0.22
Net income per share, pro forma             0.82         0.20

The fair value of each option grant is calculated on the date of grant using the Black Scholes option-pricing model based upon the following assumptions: expected volatility of 45%; risk-free interest rate of 6.0%; expected lives of 1 to 5 years and no expected dividend payments. The weighted average fair value of options granted during fiscal 1997 and fiscal 1996 was $1.00 and $0.40, respectively.

On March 21, 1997, Robert H. McLean, Chief Executive Officer and Director of the Company, Robert Korman, Chief Financial Officer and Walter D. Rogers, then President of CTI and a Director of the Company, exercised outstanding options to purchase 500,000 shares at $774,000, 110,000 shares at $169,400 and 150,000 shares at $247,000, respectively. The fair market value at the date of exercise was $2.56 per share. Pursuant to the terms of their stock option agreements, each paid the purchase price by executing a promissory note, with full recourse, in the principal amount of the respective purchase price payable one year from date of exercise. The notes are recorded as a reduction of stockholders' equity in the Company's accompanying Consolidated Balance Sheet. The Company will receive a tax benefit of approximately $256,000, which has been credited directly to paid in capital.

In October 1997, pursuant to the terms of their respective note agreements, Mr. McLean and Mr. Korman tendered to the Company 284,430 and 62,825 shares, respectively, of the Company's stock to repay their loans and to reimburse the Company for certain taxes paid by the Company on behalf of Mr. McLean and Mr. Korman in the amount of $400,695 and $90,065, respectively. The shares were tendered on October 8, 1997 at a value of $4.13 per share, which was the closing price per share of the Company's common stock on that date.

In October 1997, pursuant to the terms of his note agreement, Mr. Rogers tendered to the Company 52,045 shares of its common stock owned by Mr. Rogers in payment of one-half of the principal balance of the note in the amount of $123,500 and to reimburse the Company for certain taxes paid by the Company on Mr. Rogers' behalf in the amount of $91,446. Mr. Rogers tendered the shares on October 8, 1997 at a value of $4.13 per share, which was the closing price per share of the Company's common stock on that date. The Company also amended the note described above, as of October 21, 1997, to (i) extend the due date for the principal sum of $26,500 until February 3, 2000; (ii) extend the due date for the principal sum of $97,000 until September 6, 2001; (iii) eliminate any interest charges prior to maturity; and (iv) provide for the payment of the note by the delivery of shares of the Company's common stock valued at the greater of book or market value.

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

NOTE 9 - EMPLOYEE BENEFIT PLANS

The Company has established a Defined Contribution Plan ("the Plan") written in conformity with Section 401(k) of the Internal Revenue Code covering all employees subject to certain eligibility requirements. Under the Plan the Company contributes a discretionary amount to a trust each year. The amounts charged against income for the Company's contribution for the years ended September 30, 1997, 1996 and 1995 were $30,000, $19,000 and $12,000, respectively.

NOTE 10 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash and cash equivalents, receivables, accounts payable, accrued liabilities and amounts outstanding under a certain debt agreement. Management believes the fair values of these instruments approximate the related carrying values as of September 30, 1997 because of their short-term nature and/or variable interest rates.

NOTE 11 - RELATED PARTY TRANSACTIONS

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

In July 1997, by approval by the Company's Board of Directors, the Company sold an office building to a limited partnership controlled by Robert H. McLean, Chief Executive Officer of the Company, for cash proceeds of $506,000 and assumption of the related mortgage approximating $1,169,000. A disinterested majority of the Board of Directors approved the sale of the building at a price equal to the average of three independent, fair market value MAI appraisals. The Company realized a gain of approximately $46,000 upon completion of the sale.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company has various leases for real property and equipment. In addition to rental payments, certain leases provide that the Company pay taxes, insurance and other operating expenses applicable to the leased property. Rental expense under operating leases for the years ended September 30, 1997, 1996 and 1995 was $467,000, $795,000 and $645,000, respectively.

At September 30, 1997, future minimum payments for non-cancelable operating leases for facilities and equipment with terms in excess of one year were as follows (in thousands):

          1998......................  $  297
          1999......................     281
          2000......................     262
          2001......................     261
          2002 and beyond...........   1,968
                                      ------
                                      $3,069
                                      ======

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

During fiscal 1997, 1996 and 1995, $199,000, $238,000 and $430,000, respectively, were incurred for work related to the engineering design. These costs were capitalized when incurred because the then proposed remedy would have prevented further environmental contamination with respect to the contaminated ground water being pumped from the extraction wells and improve the property compared with its condition when acquired by the Company. Due to concerns about the correctness of the remedy provided for in the ROD, additional fieldwork was performed and in June 1995, an RDWP Addendum was prepared and submitted to the EPA. The Company received comments from the EPA regarding this Addendum and the Company's environmental consultants submitted a response shortly thereafter. On August 24, 1995, the Company and its legal and environmental consultants met with officials of the EPA and agreed on additional fieldwork deemed necessary by the EPA to support the Company's position regarding the RDWP Addendum. At this meeting, officials of the EPA agreed the remedy needed to be modified and that certain requirements under the existing ROD needed to be eliminated or reduced in scope.

Additional fieldwork provided for in the RDWP Addendum was conducted at the site and resulted in the formulation of a revised remedy. On December 19, 1995, the Company and its legal and environmental consultants presented to the EPA the RDWP Addendum and the recommended changes to the ROD in the form of a revised remedy. On July 16, 1996, the Company and its legal and environmental representatives met with the EPA to review the EPA's written response to this revised remedy. The revised remedy would eliminate certain requirements of the existing ROD and would primarily include removing and treating contaminated soil, significantly reducing the time period and cost for remediation.

In April 1997, the EPA issued a proposed plan setting forth the expedited remedy discussed above which was finalized in July 1997. As a result, during the quarter ending June 30, 1997, the Company expensed $3,000,000, representing the estimated net present value of the future costs of implementing this alternative remedy. Additionally, all prior costs incurred, approximating $867,000 through April 30, 1997, associated with the implementation of the original ROD, were expensed.

In June 1997, the Company was told that the EPA was seeking reimbursement for monies spent by the EPA at the Company's Vestal, New York property. According to the EPA, the expenditures were incurred by the EPA over approximately ten years, from October 1987 through April 1997. In September 1997, the Company agreed to pay approximately $550,000 to the EPA for reimbursement of such costs. As a result the Company has accrued this amount in 1997. The Company is currently negotiating a Consent Decree with the EPA in regard to the implementation of the remedy and ongoing monitoring of the property.

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

NOTE 13 - SETTLEMENT OF SHAREHOLDER LITIGATION

In August 1997, the Company announced the settlement of its litigation against Steel Partners II, L.P., which held 655,300 shares of the Company's stock, and Ryback Management Corporation, which held 974,000 shares through Linder Mutual Funds (which is managed by Ryback). The Company had alleged, among other things, that Steel, Ryback and others had been operating as a "group" under section 13(d) of the Securities Exchange Act. Under the terms of the settlement, Ryback's shares of the Company's common stock were purchased by the Company for total consideration of $2,240,200; Steel's shares of the Company's common stock were purchased for total consideration of $1,638,250, a figure which includes the reimbursement of certain expenditures incurred by Steel Partners. The 1,629,300 shares of the Company's common stock held by Steel and Ryback were thus acquired for total consideration of $3,878,450, or $2.38 per share, the approximate fair market value at that time. In addition, the defendants agreed that for a period of ten years none of them or their affiliates or associates will, among other things, purchase the Company's securities, solicit proxies with respect to the Company's voting securities, or form or participate in any group with respect to the Company's securities.

NOTE 14 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

SUPPLEMENTAL SCHEDULE OF CASH PAYMENTS:

                                              Years Ended September 30,
                                           -------------------------------
                                             1997       1996        1995
                                           --------   --------    --------
                                                   (In thousands)
    Cash paid for:
       Interest..........................    $  193     $ 231       $ 249
       Income taxes......................     5,218        44          58

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Effective January 1, 1995, the Company disposed of the Florida Realty Joint Venture in conjunction with the sale of Flo Control (see Note 2) and the purchaser assumed the related $2.3 million mortgage.

During the years ended September 30, 1997, 1996 and 1995, the Company issued 500,000 (including 200,000 shares from treasury), 90,000 and 407,356 shares, respectively, of common stock to key employees and certain officers and directors as payment for services and bonuses. The Company recognized $1,237,000, $139,000 and $571,000, respectively, as compensation related to the issuance of the shares which amount represented fair market value at date of issuance.

During the year ended September 30, 1996, the Company acquired the operating assets of Cabo and acquired the assets and assumed certain liabilities of the Stockyards Hotel. In connection with the acquisitions, cash was paid as follows:

           Noncash investing and financing activities:
             Fair value of assets acquired
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
                                                                       =======

In April 1997, the Company acquired all the outstanding stock, in a tax free exchange, of Hotels of Distinction in exchange for 300,000 shares of the Company's common stock.

                                                                     SCHEDULE IX
                                                                     -----------


                          BFX HOSPITALITY GROUP, INC.
                          ---------------------------

                       VALUATION AND QUALIFYING ACCOUNTS



                                     Balance     Charged to   Charged to                Balance
                                   at beginning   costs and     other                   at end
Description                         of period     expenses     accounts   Deductions   of period
---------------------------------  ------------  -----------  ----------  -----------  ---------
                                                     (In thousands)
Reserve for estimated losses
on accounts receivable - trade:

September 30, 1997                      $ 35        $  -       (35)(b)     $   -           -
September 30, 1996                        75         (25)        -           (15)         35
September 30, 1995                       150          84      (159)(a)         -          75

Reserve for estimated losses
on notes receivable:

September 30, 1997                         -         635         -          (635)          -


(a) Includes amounts associated with Flo Control (see Note 2).
(b) Includes amounts associated with CTI (see Note 2).

                          BFX HOSPITALITY GROUP, INC.
                          ---------------------------


                                1997 FORM 10-K

                                 EXHIBIT INDEX



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

   3.5 Restated by-laws of Buffton Corporation dated April 7, 1997 incorporated herein by reference to Form 10-Q dated March 31, 1997.

   3.6 Amended and Restated Certificate of Incorporation of Buffton Corporation changing name of Company to BFX Hospitality Group incorporated by reference to Form 10-Q dated June 30, 1997.

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

   10.5 Second Amended and Restated Revolving Credit Note incorporated herein by reference to Form 8-K dated January 20, 1995.

   10.6 Rights Amendment Agreement dated November 15, 1995 incorporated herein by reference to Form 8-K dated November 15, 1995.

   10.7 Asset Purchase Agreement of Current Technology, Inc. incorporated herein by reference to the Definitive Proxy Statement dated
            April 23, 1997.

   10.8 Asset Purchase Agreement between Main Street Realty, Inc. and 100 Main Realty Ltd., a limited partnership controlled by Robert H. McLean, CEO of the Company, dated July 1, 1997.

   11       Statement of Computation of Earnings Per Share

   21       Subsidiaries of the Company

   23       Consent of Independent Accountants

   27       Financial Data Schedule