Form 10-Q
period 1997-12-31
BFX HOSPITALITY GROUP INC
filed 1998-02-12
CIK 351220

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q


 X    Quarterly report pursuant to Section 13 or 15(d) of the
---   Securities Exchange Act of 1934

      For the quarterly period ended December 31, 1997 or

--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from           to
                                     ----------    ----------

      Commission file number 1-9822


                          BFX HOSPITALITY GROUP, INC.
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

            ------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Number of shares outstanding at:
           Class                                        February 9, 1998
----------------------------                    --------------------------------
Common stock, $.05 par value                                5,598,728

                          BFX HOSPITALITY GROUP, INC.

                                     Index
                                     -----



                                                                            Page
                                                                            ----

Part I - Financial Information............................................     3

Item 1 - Financial Statements.............................................     3

Consolidated Condensed Balance Sheets December 31, 1997 (Unaudited)
  and September 30, 1997..................................................     3

Consolidated Condensed Statements of Operations (Unaudited)
  Three Months Ended December 31, 1997 and 1996...........................     4

Consolidated Condensed Statements of Cash Flow (Unaudited)
  Three Months Ended December 31, 1997 and 1996...........................     5

Supplemental Disclosures of Cash Flow Information (Unaudited).............     5

Notes to Consolidated Condensed Financial Statements (Unaudited)..........     6

Item 2 - Management's Discussion and Analysis of Financial Condition and
  Results of Operations...................................................     7

Part II - Other Information...............................................     9

Signatures................................................................    10

PART I  - FINANCIAL INFORMATION

Item 1. - Financial Statements

                          BFX HOSPITALITY GROUP, INC.

                     Consolidated Condensed Balance Sheets
                     -------------------------------------

                                                               December 31,   September 30,
                                                                   1997           1997
                                                               ------------   -------------
                                                                (Unaudited)
           Assets                                                     (In thousands)
           ------
Current assets:
  Cash and cash equivalents..................................     $14,510       $16,356
  Accounts receivable........................................         121            66
  Inventories................................................          78            79
  Prepaid and other current assets...........................          41            62
                                                                  -------       -------
    Total current assets.....................................      14,750        16,563
                                                                  -------       -------

Property, plant and equipment, at cost:
  Land, building and improvements............................      11,170         9,387
  Less:  Accumulated depreciation and amortization...........      (3,141)       (2,970)
                                                                  -------       -------
    Net property, plant and equipment........................       8,029         6,417
                                                                  -------       -------

Goodwill, net of amortization of $1,297,000 and
    $1,206,000, respectively.................................       3,668         3,758
Deferred income taxes........................................         833           833
Other assets, net............................................          27           513
                                                                  -------       -------
                                                                  $27,307       $28,084
                                                                  =======       =======
           Liabilities and Stockholders' Equity
           ------------------------------------
Current liabilities:
  Current portion of long-term debt..........................     $   138       $   138
  Accounts payable...........................................         337           300
  Accrued liabilities........................................       5,342         5,014
  Income taxes...............................................          56           314
                                                                  -------       -------
    Total current liabilities................................       5,873         5,766

Long-term debt...............................................       1,178         1,212
                                                                  -------       -------
    Total liabilities........................................       7,051         6,978
                                                                  -------       -------

Stockholders' equity:
  Preferred stock $.01 par value; 5,000,000 shares
    authorized; no shares issued and outstanding.............           -             -
  Common stock $.05 par value; 30,000,000 shares
    authorized; outstanding shares 7,786,878.................         389           389
  Additional paid-in capital.................................      16,582        16,578
  Retained earnings..........................................       9,453         9,816
  Treasury stock, at cost, 2,207,050 and
    1,812,350 shares, respectively...........................      (6,045)       (4,487)
  Employee notes for stock purchase..........................        (123)       (1,190)
                                                                  -------       -------
    Total stockholders' equity...............................      20,256        21,106
                                                                  -------       -------
                                                                  $27,307       $28,084
                                                                  =======       =======

See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                          BFX HOSPITALITY GROUP, INC.

          Consolidated Condensed Statements of Operations (Unaudited)
          -----------------------------------------------------------


                                                             Three Months
                                                          Ended December 31,
                                                         --------------------
                                                          1997          1996
                                                         ------        ------
                                                      (In thousands, except per
                                                           share amounts)
Net revenues.....................................        $2,206        $2,435
                                                         ------        ------

Cost of goods sold (exclusive of depreciation)...           487           554
Selling, general and administrative..............         2,197         2,070
Depreciation and amortization....................           261           256
                                                         ------        ------
    Total operating costs and expenses                    2,945         2,880
                                                         ------        ------

Net loss from continuing operations before other
  income and income taxes........................          (739)         (445)
                                                         ------        ------

Other income (expense):
  Interest income................................           211            33
  Interest expense...............................           (30)          (55)
                                                         ------        ------
                                                            181           (22)
                                                         ------        ------

Loss from continuing operations before income
  taxes..........................................          (558)         (467)
Income tax benefit...............................           195           167
                                                         ------        ------
Loss from continuing operations..................          (363)         (300)
                                                         ------        ------

Discontinued operations:
  Income from operations, net of income tax
   expense of $242,000...........................             -           413
                                                         ------        ------

Net income.......................................        $ (363)       $  113
                                                         ======        ======


Basic earnings per share:
Continuing operations............................        $(0.06)       $(0.05)
Discontinued operations..........................             -          0.07
                                                         ------        ------

Net income (loss)................................        $(0.06)       $ 0.02
                                                         ======        ======

Weighted average common shares outstanding.......         5,615         6,593
                                                         ======        ======

Diluted earnings per share:
Continuing operations............................        $(0.06)       $(0.05)
Discontinued operations..........................             -          0.07
                                                         ------        ------

Net income (loss)................................        $(0.06)       $ 0.02
                                                         ======        ======

Weighted average common shares outstanding.......         5,615         6,593
                                                         ======        ======

See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                          BFX HOSPITALITY GROUP, INC.

          Consolidated Condensed Statements of Cash Flow (Unaudited)
          ----------------------------------------------------------



                                                             Three Months
                                                          Ended December 31,
                                                         --------------------
                                                          1997          1996
                                                         ------        ------
                                                             (In thousands)
Net cash provided by operating activities........        $   500       $  324
                                                         -------       ------

Cash flows from investing activities:
  Additions to property, plant and equipment.....         (1,784)        (358)
  Increase in other assets.......................              -         (138)
                                                         -------       ------
Net cash used in investing activities............         (1,784)        (496)
                                                         -------       ------

Cash flows from financing activities:
  Repayments of long-term debt...................            (34)         (47)
  Treasury stock purchases.......................           (528)           -
                                                         -------       ------
Net cash used in financing activities............           (562)         (47)
                                                         -------       ------

Net decrease in cash.............................         (1,846)        (219)
Cash at beginning of period......................         16,356        1,659
                                                         -------       ------

Cash at end of period............................        $14,510       $1,440
                                                         =======       ======


         Supplemental Disclosures of Cash Flow Information (Unaudited)
         -------------------------------------------------------------


Supplemental schedule of cash payments:

                                                             Three Months
                                                          Ended December 31,
                                                          -------------------
                                                           1997         1996
                                                          ------       ------
                                                            (In thousands)
Cash paid for:
 Interest........................................          $  30        $  55
 Income taxes....................................             63          121

See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                          BFX HOSPITALITY GROUP, INC.

       Notes to Consolidated Condensed Financial Statements (Unaudited)
       ----------------------------------------------------------------



Note A
------

          In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of BFX Hospitality Group, Inc. (the Company), as of December 31, 1997, and the results of its operations and its cash flows for the three month periods ended December 31, 1997 and 1996.

          The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1997 BFX Hospitality Group, Inc. Form 10-K.


Note B
------

          The results of operations for the three-month period ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.


Note C
------

          During the three months ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. This statement requires interim and annual presentation of basic and diluted earnings per share ("EPS") by all entities that have issued common stock or potential common stock if those securities are traded in a public market. The objective of basic and diluted EPS is to measure the performance of an entity over the reporting period while giving effect to the dilutive potential of all common shares that were outstanding during the period. This statement also requires a reconciliation of the numerator and denominator of the diluted EPS computation. EPS data for the period ended December 31, 1997 and all prior periods have been restated to conform with the provisions of this statement.


Note D
------

          During 1992, the United States Environmental Protection Agency (EPA) issued a Record of Decision (ROD) with respect to the Company's Superfund Site in Vestal, New York. The ROD required the Company to construct a water treatment facility at the site and to pump contaminated ground water from bedrock and overburden extraction wells for 15 to 30 years until remediation goals were met. Due to concerns about the correctness of the remedy provided for in the ROD, the Company performed additional fieldwork and, in 1995, the EPA agreed the remedy needed to be modified. After additional discussions with the EPA, a revised ROD was issued in July 1997. The revised ROD eliminates certain provisions of the original ROD and primarily includes the removal and treatment of contaminated soil. The Company is currently negotiating a Consent Decree with the EPA in regard to the implementation of the remedy and ongoing monitoring of the property.

                          BFX HOSPITALITY GROUP, INC.

PART I - FINANCIAL INFORMATION
------------------------------

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations


GENERAL INFORMATION

          At December 31, 1997, the Company owned and operated food service, lodging and entertainment facilities in Texas and Louisiana.


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


RESULTS OF OPERATIONS

          Revenues for the 1997 three month period decreased 9% due to closing of the food and beverage operations at the Stockyards Hotel (SYH), due to the construction of the new H3 Ranch Restaurant, scheduled to open in March 1998. After the restaurant opens (which will replace the food and beverage operations at SYH), revenues should increase over prior levels at SYH. Future revenues will also be impacted by the opening of the second Cabo unit in downtown Houston (scheduled to open in March 1998) and the opening of the third Cabo unit in downtown Fort Worth (projected to open in June 1998).

          Consolidated costs of sales (which consist primarily of food and beverage costs) during the 1997 three-month period versus 1996 decreased 12%. As a percent of related revenue, these costs were 22% during the 1997 three-month period versus 23% a year earlier. The decrease in absolute dollars was due to decreased sales and the decrease in costs as a percent of revenue is due to increased operating efficiencies.

          Consolidated selling, general and administrative expenses for the 1997 three-month period increased 6%, compared to 1996. The primary reason for the increase was the additional salary expense incurred as a result of the acquisition of Hotels of Distinction.

          The increase in interest income to $211,000 for the 1997 three-month period from $33,000 in 1996 is due to the interest income earned on the proceeds of the CTI sale.

          The decrease in interest expense to $30,000 for the 1997 three month period from $55,000 in 1996 is primarily due to the assumption of the related $1,169,000 mortgage loan in connection with the sale of a commercial office building in July 1997.

LIQUIDITY AND CAPITAL RESOURCES

          During 1992, the United States Environmental Protection Agency (EPA) issued a Record of Decision (ROD) with respect to the Company's Superfund Site in Vestal, New York. The ROD required the Company to construct a water treatment facility at the site and to pump contaminated ground water from bedrock and overburden extraction wells for 15 to 30 years until remediation goals were met. Due to concerns about the correctness of the remedy provided for in the ROD, the Company performed additional fieldwork and, in 1995, the EPA agreed the remedy needed to be modified. After additional discussions with the EPA, a revised ROD was issued in July 1997. The revised ROD eliminates certain provisions of the original ROD and primarily includes the removal and treatment of contaminated soil. The Company is currently negotiating a Consent Decree with the EPA in regard to the implementation of the remedy and ongoing monitoring of the property. At December 31, 1997, the Company has a liability accrued of $3,550,000 for future EPA costs.


          In 1997, the Company began construction on a second Cabo unit to be located in the historical district of downtown Houston, Texas. The unit is expected to open during March 1998. The Company's third Cabo location is under construction in Fort Worth, Texas and is projected to open in the third quarter of fiscal 1998. A new restaurant at SYH is under construction and is expected to open during the second quarter of fiscal 1998. Capital expenditures for these three projects are expected to approximate $3,500,000, of which approximately $1,700,000 had been incurred as of December 31, 1997, and are expected to be funded from existing cash and operating cash flow.

          In October 1997, pursuant to the terms of their respective note agreements, Robert H. McLean, Chief Executive Officer and Director of the Company and Robert Korman, Chief Financial Officer tendered to the Company 284,430 and 62,825 shares, respectively, of the Company's stock to repay their loans and to reimburse the Company for certain taxes paid by the Company on behalf of Mr. McLean and Mr. Korman in the amount of $400,695 and $90,065, respectively. The shares were tendered on October 8, 1997 at a value of $4.13 per share, which was the closing price per share of the Company's common stock on that date.

     In October 1997, pursuant to the terms of his note agreement, Walter D. Rogers, a Director of the Company, tendered to the Company 52,045 shares of its common stock owned by Mr. Rogers in payment of one-half of the principal balance of the note in the amount of $123,500 and to reimburse the Company for certain taxes paid by the Company on Mr. Rogers' behalf in the amount of $91,446. Mr. Rogers tendered the shares on October 8, 1997 at a value of $4.13 per share, which was the closing price per share of the Company's common stock on that date. The Company also amended the note as of October 21, 1997, to (i) extend the due date for the principal sum of $26,500 until February 3, 2000; (ii) extend the due date for the principal sum of $97,000 until September 6, 2001;
(iii) eliminate any interest charges prior to maturity; and (iv) provide for the payment of the note by the delivery of shares of the Company's common stock valued at the greater of book or market value.

                          BFX HOSPITALITY GROUP, INC.



PART II - OTHER INFORMATION
---------------------------

     Item 1. -  Legal Proceedings

                None


     Item 6. -  Exhibits and Reports on Form 8-K

                (a)  Exhibits

                     None

                (b)  Reports on Form 8-K

                     Report dated October 27, 1997 reporting
                     acquisition of stock from Robert H. McLean

                          BFX HOSPITALITY GROUP, INC.

                                  SIGNATURES
                                  ----------


Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BFX HOSPITALITY GROUP, INC.
                                       (Registrant)



                                       By:  /s/ Robert H. McLean
                                            -----------------------------------
                                            Chairman of the Board
                                            and President
February 13, 1998
-----------------



                                       By:  /s/ Robert Korman
                                            -----------------------------------
                                            Vice President and
                                            Chief Financial Officer

February 13, 1998
-----------------