Form 10-Q
period 1998-03-31
BFX HOSPITALITY GROUP INC
filed 1998-05-06
CIK 351220

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


 X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934

         For the quarterly period ended March 31, 1998 or

         Transition report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934

         For the transition period from ________ to _____________

         Commission file number 1-9822


                           BFX HOSPITALITY GROUP, INC.
            --------------------------------------------------------
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

                                 (817) 332-4761
                    -----------------------------------------
              (Registrant's Telephone Number, Including Area Code)

       -------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, If Changed
                               Since Last Report)

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
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Number of shares outstanding at:
           Class                                          April 30, 1998
----------------------------                     ------------------------------
Common stock, $.05 par value                                5,561,928

                           BFX HOSPITALITY GROUP, INC.

                                      Index





                                                                                                       Page
                                                                                                       ----
Part I - Financial Information.....................................................................      3

Item 1 - Financial Statements......................................................................      3

Consolidated Condensed Balance Sheets March 31, 1998 (Unaudited)
  and September 30, 1997 ..........................................................................      3

Consolidated Condensed Statements of Operations (Unaudited)
  Three Months Ended March 31, 1998 and 1997.......................................................      4

Consolidated Condensed Statements of Operations (Unaudited)
  Six Months Ended March 31, 1998 and 1997.........................................................      5

Consolidated Condensed Statements of Cash Flow (Unaudited)
  Six Months Ended March 31, 1998 and 1997.........................................................      6

Supplemental Disclosures of Cash Flow Information (Unaudited)......................................      6

Notes to Consolidated Condensed Financial Statements (Unaudited)...................................      7

Item 2 - Management's Discussion and Analysis of Financial Condition and
  Results of Operations............................................................................      8

Part II - Other Information........................................................................     10

Signatures.........................................................................................     11


PART I  - FINANCIAL INFORMATION

Item 1. - Financial Statements


                           BFX HOSPITALITY GROUP, INC.

                      Consolidated Condensed Balance Sheets
                      -------------------------------------
                                                                                March 31,      September 30,
                                                                                  1998             1997
                                                                                ---------       ----------
                                                                               (Unaudited)
                    Assets                                                            (In thousands)
Current assets:
  Cash and cash equivalents......................................               $ 12,531         $  16,356
  Accounts receivable............................................                     68                66
  Inventories....................................................                     90                79
  Income tax receivable..........................................                     99                --
  Prepaid and other current assets...............................                    138                62
                                                                                --------         ---------
     Total current assets .......................................                 12,926            16,563
                                                                                --------         ---------

Property, plant and equipment, at cost:
  Land, building and improvements ...............................                 12,040             9,387
  Less:  Accumulated depreciation and amortization...............                 (3,261)           (2,970)
                                                                                --------         ---------
    Net property, plant and equipment ...........................                  8,779             6,417
                                                                                --------         ---------

Goodwill, net of amortization of $1,388,000 and
    $1,206,000, respectively.....................................                  3,577             3,758
Deferred income taxes............................................                    833               833
Other assets, net ...............................................                     68               513
                                                                                --------         ---------
                                                                                $ 26,183         $  28,084
                                                                                ========         =========
       Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt..............................               $    138         $     138
  Accounts payable...............................................                    375               300
  Accrued liabilities............................................                  4,638             5,014
  Income taxes...................................................                     --               314
                                                                                --------         ---------
    Total current liabilities....................................                  5,151             5,766

Long-term debt...................................................                  1,143             1,212
                                                                                --------         ---------
    Total liabilities............................................                  6,294             6,978
                                                                                --------         ---------

Stockholders' equity:
  Preferred stock $.01 par value; 5,000,000 shares
     authorized; no shares issued and outstanding................                     --                --
  Common stock $.05 par value; 30,000,000 shares
     authorized; outstanding shares 7,786,878....................                    389               389
  Additional paid-in capital.....................................                 16,583            16,578
  Retained earnings..............................................                  9,125             9,816
  Treasury stock, at cost, 2,224,950 and
     1,812,350 shares, respectively..............................                 (6,085)           (4,487)
  Employee notes for stock purchase..............................                   (123)           (1,190)
                                                                                --------         ---------
    Total stockholders' equity...................................                 19,889            21,106
                                                                                --------         ---------
                                                                                $ 26,183         $  28,084
                                                                                ========         =========

See accompanying notes to unaudited Consolidated Condensed Financial Statements.


                           BFX HOSPITALITY GROUP, INC.

           Consolidated Condensed Statements of Operations (Unaudited)
           -----------------------------------------------------------


                                                                                       Three Months
                                                                                      Ended March 31,
                                                                             ---------------------------------
                                                                                1998                    1997
                                                                             ---------                --------
                                                                                 (In thousands, except per
                                                                                       share amounts)


Net revenues.....................................................            $    2,622             $    2,912
                                                                             ----------             ----------


Cost of goods sold (exclusive of depreciation)...................                   532                    598
Selling, general and administrative..............................                 2,449                  2,116
Depreciation and amortization....................................                   267                    262
                                                                             ----------              ---------
    Total operating costs and expenses                                            3,248                  2,976
                                                                             ----------             ----------

Net loss from continuing operations before other income
  and income taxes..............................................                  (626)                   (64)
                                                                             ----------               --------

Other income (expense):
   Interest income..............................................                    173                     36
   Interest expense.............................................                    (30)                   (53)
                                                                             ----------             ----------
                                                                                    143                    (17)
                                                                             ----------             ----------

Loss from continuing operations before income taxes.............                   (483)                   (81)
Income tax benefit..............................................                    155                     23
                                                                             ----------             ----------
Loss from continuing operations.................................                   (328)                   (58)
                                                                             ----------             ----------

Discontinued operations:
  Income from operations, net of income tax expense
   of $424,000..................................................                     --                    659
                                                                             ----------             ----------

Net income (loss)...............................................             $     (328)            $      601
                                                                             ==========             ==========


Basic earnings per share:
Continuing operations...........................................             $    (0.06)            $    (0.01)
Discontinued operations.........................................                     --                   0.10
                                                                             ----------             ----------

Net income (loss)...............................................             $    (0.06)            $     0.09
                                                                             ==========             ==========

Weighted average common shares outstanding......................                  5,593                  6,679
                                                                             ==========             ==========

Diluted earnings per share:
Continuing operations...........................................             $    (0.06)            $    (0.01)
Discontinued operations.........................................                     --                   0.10
                                                                             ----------             ----------

Net income (loss)...............................................             $    (0.06)            $     0.09
                                                                             ==========             ==========

Weighted average common shares outstanding.....................                   5,593                  6,679
                                                                             ==========             ==========


See accompanying notes to unaudited Consolidated Condensed Financial Statements.


                           BFX HOSPITALITY GROUP, INC.

           Consolidated Condensed Statements of Operations (Unaudited)
           -----------------------------------------------------------


                                                                                         Six Months
                                                                                       Ended March 31,
                                                                             ---------------------------------
                                                                                1998                    1997
                                                                             ---------                --------
                                                                                 (In thousands, except per
                                                                                       share amounts)


Net revenues.....................................................            $    4,828             $    5,347
                                                                             ----------             ----------


Cost of goods sold (exclusive of depreciation)...................                 1,019                  1,152
Selling, general and administrative..............................                 4,646                  4,186
Depreciation and amortization....................................                   528                    518
                                                                             ----------              ---------
    Total operating costs and expenses                                            6,193                  5,856
                                                                             ----------             ----------

Net loss from continuing operations before other income
  and income taxes...............................................                (1,365)                  (509)
                                                                             ----------               --------

Other income (expense):
   Interest income...............................................                   384                     69
   Interest expense..............................................                   (60)                  (108)
                                                                             ----------             ----------
                                                                                    324                    (39)
                                                                             ----------             ----------

Loss from continuing operations before income taxes..............                (1,041)                  (548)
Income tax benefit...............................................                   350                    190
                                                                             ----------             ----------
Loss from continuing operations..................................                  (691)                  (358)
                                                                             ----------             ----------

Discontinued operations:
  Income from operations, net of income tax expense
   of $666,000...................................................                    --                  1,072
                                                                             ----------             ----------

Net income (loss)................................................            $     (691)            $      714
                                                                             ==========             ==========


Basic earnings per share:
Continuing operations............................................            $    (0.12)            $    (0.05)
Discontinued operations..........................................                    --                   0.16
                                                                             ----------             ----------

Net income (loss)................................................            $    (0.12)            $     0.11
                                                                             ==========             ==========

Weighted average common shares outstanding.......................                 5,604                  6,635
                                                                             ==========             ==========

Diluted earnings per share:
Continuing operations............................................            $    (0.12)            $    (0.05)
Discontinued operations..........................................                    --                   0.16
                                                                             ----------             ----------

Net income (loss)................................................            $    (0.12)            $     0.11
                                                                             ==========             ==========

Weighted average common shares outstanding.....................                   5,604                  6,635
                                                                             ==========             ==========



See accompanying notes to unaudited Consolidated Condensed Financial Statements.


                           BFX HOSPITALITY GROUP, INC.

           Consolidated Condensed Statements of Cash Flow (Unaudited)
           ----------------------------------------------------------




                                                                                           Six Months
                                                                                         Ended March 31,
                                                                             --------------------------------------
                                                                                1998                         1997
                                                                             ---------                     --------
                                                                                         (In thousands)


Net cash provided by (used in) operating activities..................        $      (403)               $     1,052
                                                                             -----------                -----------

Cash flows from investing activities:
  Additions to property, plant and equipment.........................             (2,713)                      (577)
  Increase in other assets...........................................                 --                       (354)
                                                                             -----------                -----------
Net cash used in investing activities................................             (2,713)                      (931)
                                                                             -----------                -----------

Cash flows from financing activities:
  Repayments of long-term debt.......................................                (69)                       (93)
  Treasury stock purchases...........................................               (640)                       (15)
                                                                             -----------                -----------
Net cash used in financing activities................................               (709)                      (108)
                                                                             -----------                -----------

Net increase (decrease) in cash......................................             (3,825)                        13
Cash at beginning of period..........................................             16,356                      1,659
                                                                             -----------                -----------

Cash at end of period................................................        $    12,531                $     1,672
                                                                             ===========                ===========




          Supplemental Disclosures of Cash Flow Information (Unaudited)
          -------------------------------------------------------------


Supplemental schedule of cash payments:
                                                                                     Six Months
                                                                                   Ended March 31,
                                                                            -----------------------------
                                                                              1998                 1997
                                                                            --------             --------
                                                                                  (In thousands)
Cash paid for:
  Interest.......................................                           $      60          $       56
  Income taxes...................................                                  63                 164








See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                           BFX HOSPITALITY GROUP, INC.

        Notes to Consolidated Condensed Financial Statements (Unaudited)


Note A

         In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of BFX Hospitality Group, Inc. (the Company), as of March 31, 1998, the results of its operations for the three and six month periods ended March 31, 1998 and 1997 and its cash flows for the six month periods ended March 31, 1998 and 1997.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1997 BFX Hospitality Group, Inc. Form 10-K.


Note B

         The results of operations for the three and six month periods ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.


Note C

         During the six months ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. This statement requires interim and annual presentation of basic and diluted earnings per share ("EPS") by all entities that have issued common stock or potential common stock if those securities are traded in a public market. The objective of basic and diluted EPS is to measure the performance of an entity over the reporting period while giving effect to the dilutive potential of all common shares that were outstanding during the period. This statement also requires a reconciliation of the numerator and denominator of the diluted EPS computation. EPS data for the period ended March 31, 1998 and all prior periods have been restated to conform with the provisions of this statement.


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

                           BFX HOSPITALITY GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 2.- Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL INFORMATION

         At March 31, 1998, the Company owned and operated food service, lodging and entertainment facilities in Texas and Louisiana.


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


RESULTS OF OPERATIONS

         Revenues for each of the 1997 three and six month periods decreased 10% due to closing of the food and beverage operations at the Stockyards Hotel
(SYH), due to the construction of the new H3 Ranch Restaurant, scheduled to open in May 1998. After the restaurant opens (which will replace the previous food and beverage operations at SYH), revenues should increase over prior levels at SYH. Future revenues will also be impacted by the opening of the second Cabo unit in downtown Houston, Texas (opened in April 1998) and the opening of the third Cabo unit in downtown Fort Worth, Texas (projected to open in July 1998).

         Consolidated costs of sales (which consist primarily of food and beverage costs) during the 1998 three and six month periods versus 1997 decreased 11% and 12%, respectively. As a percent of related revenue, these costs were 20% during the 1998 three month period versus 21% a year earlier. For the six month period, the costs were 21% versus 22% a year earlier. The decrease in absolute dollars was due to decreased sales and the decrease in costs as a percent of revenue is due to increased operating efficiencies.

         Consolidated selling, general and administrative expenses for the 1998 three and six month period increased 16% and 11%, respectively, compared to 1997. The primary reason for the increase was the additional expenses incurred as a result of the April 1997 acquisition of Hotels of Distinction and expenses incurred with the opening of new restaurants. See Liquidity and Capital Resources.

         The increase in interest income to $173,000 for the 1998 three month period from $36,000 in 1997 and the increase to $384,000 for the 1998 six month period from $69,000 in 1997 is due to the interest income earned on the proceeds of the Current Technology, Inc. sale.

         The decrease in interest expense to $30,000 for the 1998 three month period from $53,000 in 1997 and to $60,000 for the 1998 six month period from $108,000 in 1997 is primarily due to the assumption, by the purchaser, of a $1,169,000 mortgage loan in connection with the sale of a commercial office building in July 1997.


LIQUIDITY AND CAPITAL RESOURCES

         During 1992, the United States Environmental Protection Agency (EPA) issued a Record of Decision (ROD) with respect to the Company's Superfund Site in Vestal, New York. The ROD required the Company to construct a water treatment facility at the site and to pump contaminated ground water from bedrock and overburden extraction wells for 15 to 30 years until remediation goals were met. Due to concerns about the correctness of the remedy provided for in the ROD, the Company performed additional fieldwork and, in 1995, the EPA agreed the remedy needed to be modified. After additional discussions with the EPA, a revised ROD was issued in July 1997. The revised ROD eliminates certain provisions of the original ROD and primarily includes the removal and treatment of contaminated soil. The Company is currently negotiating a Consent Decree with the EPA in regard to the implementation of the remedy and ongoing monitoring of the property. At March 31, 1998, the Company has a liability accrued of $3,550,000 for future EPA costs.

         In 1997, the Company began construction on a second Cabo unit to be located in the historical district of downtown Houston, Texas. The unit opened during April 1998. The Company's third Cabo location is under construction in Fort Worth, Texas and is projected to open in the fourth quarter of fiscal 1998. A new restaurant at SYH is under construction and is expected to open during the third quarter of fiscal 1998. Capital expenditures for these three projects are expected to approximate $3,500,000, of which approximately $2,500,000 had been incurred as of March 31, 1998, and are expected to be funded from existing cash and operating cash flow.

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

                  (a)      Exhibits

                           None

                  (b)      Reports on Form 8-K

                           None

                           BFX HOSPITALITY GROUP, INC.

                                   SIGNATURES


Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             BFX HOSPITALITY GROUP, INC.
                                             (Registrant)



                                             By: /s/ Robert H. McLean
                                                --------------------------------
                                                     Chairman of the Board
                                                     and President
May 6, 1998



                                             By: /s/ Robert Korman
                                                --------------------------------
                                                     Vice President and
                                                     Chief Financial Officer

May 6, 1998

                               INDEX TO EXHIBITS

Exhibit
Number              Description
------              -----------

Ex. 27              Financial Data Schedule
