Form 10-Q
period 1998-06-30
BFX HOSPITALITY GROUP INC
filed 1998-08-13
CIK 351220

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  (Act of 1934)

     For the quarterly period ended June 30, 1998 or

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

     For the transition period from ________ to _____________

     Commission file number 1-9822


                          BFX HOSPITALITY GROUP, INC.
                          ---------------------------
            (Exact Name of Registrant as Specified in its Charter)

         Delaware                                         75-1732794
-------------------------------                --------------------------------
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

    -----------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Number of shares outstanding at:
               Class                                       July 31, 1998
---------------------------------------         -------------------------------
     Common stock, $.05 par value                            4,854,128

                          BFX HOSPITALITY GROUP, INC.

                                     Index
                                     -----




                                                                        Page
                                                                        ----

Part I - Financial Information.........................................    3

Item 1 - Financial Statements..........................................    3

Consolidated Condensed Balance Sheets June 30, 1998 (Unaudited)
  and September 30, 1997...............................................    3

Consolidated Condensed Statements of Operations (Unaudited)
  Three Months Ended June 30, 1998 and 1997............................    4

Consolidated Condensed Statements of Operations (Unaudited)
  Nine Months Ended June 30, 1998 and 1997.............................    5

Consolidated Condensed Statements of Cash Flow (Unaudited)
  Nine Months Ended June 30, 1998 and 1997.............................    6

Supplemental Disclosures of Cash Flow Information (Unaudited)..........    6

Notes to Consolidated Condensed Financial Statements (Unaudited).......    7

Item 2 - Management's Discussion and Analysis of Financial Conditionan
  and Results of Operations.............................................   9

Part II - Other Information............................................   12

Signatures.............................................................   13

PART I  - FINANCIAL INFORMATION

Item 1. - Financial Statements

                          BFX HOSPITALITY GROUP, INC.

                     Consolidated Condensed Balance Sheets
                     -------------------------------------

                                                       June 30,     September 30,
                                                         1998           1997
                                                      -----------  --------------
                                                      (Unaudited)
         Assets                                               (In thousands)
         ------
Current assets:
  Cash and cash equivalents.........................     $ 8,926         $16,356
  Accounts receivable...............................         103              66
  Inventories.......................................         127              79
  Income tax receivable.............................         510               -
  Prepaid and other current assets..................         156              62
                                                         -------         -------
     Total current assets...........................       9,822          16,563
                                                         -------         -------

Property, plant and equipment, at cost:
  Land, building and improvements...................      13,477           9,387
  Less: Accumulated depreciation and amortization...      (3,463)         (2,970)
                                                         -------         -------
    Net property, plant and equipment...............      10,014           6,417
                                                         -------         -------

Goodwill, net of amortization of $1,478,000 and
    $1,206,000, respectively........................       3,487           3,758
Deferred income taxes...............................         833             833
Other assets, net...................................          90             513
                                                         -------         -------
                                                         $24,246         $28,084
                                                         =======         =======
       Liabilities and Stockholders' Equity
       ------------------------------------
Current liabilities:
  Current portion of long-term debt.................     $   138         $   138
  Accounts payable..................................         499             300
  Accrued liabilities...............................       4,836           5,014
  Income taxes......................................          26             314
                                                         -------         -------
    Total current liabilities.......................       5,499           5,766

Long-term debt......................................       1,109           1,212
                                                         -------         -------
    Total liabilities...............................       6,608           6,978
                                                         -------         -------

Stockholders' equity:
  Preferred stock $.01 par value; 5,000,000 shares
     authorized; no shares issued and outstanding...           -               -
  Common stock $.05 par value; 30,000,000 shares
     authorized; outstanding shares 7,786,878.......         389             389
  Additional paid-in capital........................      16,583          16,578
  Retained earnings.................................       8,321           9,816
  Treasury stock, at cost, 2,846,250 and
     1,812,350 shares, respectively.................      (7,532)         (4,487)
  Employee notes for stock purchase.................        (123)         (1,190)
                                                         -------         -------
    Total stockholders' equity......................      17,638          21,106
                                                         -------         -------
                                                         $24,246         $28,084
                                                         =======         =======

See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                          BFX HOSPITALITY GROUP, INC.

          Consolidated Condensed Statements of Operations (Unaudited)
          ----------------------------------------------------------

                                                              Three Months
                                                              Ended June 30,
                                                        ------------------------
                                                             1998       1997
                                                        -----------  -----------
                                                       (In thousands, except per
                                                            share amounts)

Net revenues.............................................  $ 3,302   $  2,646
                                                           -------   --------
Cost of goods sold (exclusive of depreciation)...........      771        551
Selling, general and administrative......................    3,535     12,065
Depreciation and amortization............................      291        218
                                                           -------   --------
    Total operating costs and expenses                       4,597     12,834
                                                           -------   --------

Net loss from continuing operations before other income
  and income taxes.......................................   (1,295)   (10,188)
                                                           -------   --------

Other income (expense):
  Interest income........................................      146        112
  Interest expense.......................................      (30)       (56)
                                                           -------   --------
                                                               116         56
                                                           -------   --------

Loss from continuing operations before income taxes......   (1,179)   (10,132)
Income tax benefit.......................................      375      3,026
                                                           -------   --------
Loss from continuing operations..........................     (804)    (7,106)
                                                           -------   --------

Discontinued operations:
  Income from operations, net of income tax expense
   of $267,000...........................................        -        437
  Gain on disposal, net of income tax expense
   of $7,252,000.........................................        -     13,003
                                                           -------   --------

Income from discontinued operations......................        -     13,440
                                                           -------   --------

Net income (loss)........................................  $  (804)  $  6,334
                                                           =======   ========

Basic earnings per share:
Continuing operations....................................  $ (0.15)  $  (0.93)
Discontinued operations..................................        -       1.76
                                                           -------   --------

Net income (loss)........................................  $ (0.15)  $   0.83
                                                           =======   ========

Weighted average common shares outstanding...............    5,448      7,658
                                                           =======   ========

Diluted earnings per share:
Continuing operations....................................  $ (0.15)  $  (0.93)
Discontinued operations..................................        -       1.76
                                                           -------   --------

Net income (loss)........................................  $ (0.15)  $   0.83
                                                           =======   ========

Weighted average common shares outstanding...............    5,448      7,658
                                                           =======   ========

See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                          BFX HOSPITALITY GROUP, INC.

          Consolidated Condensed Statements of Operations (Unaudited)
          ----------------------------------------------------------

                                                              Nine Months
                                                             Ended June 30,
                                                        -----------------------
                                                            1998        1997
                                                        -----------  ----------
                                                      (In thousands, except per
                                                            share amounts)


Net revenues.............................................  $ 8,130   $  7,993
                                                           -------   --------
Cost of goods sold (exclusive of depreciation)...........    1,790      1,703
Selling, general and administrative......................    8,181     16,251
Depreciation and amortization............................      819        736
                                                           -------   --------
    Total operating costs and expenses                      10,790     18,690
                                                           -------   --------

Net loss from continuing operations before other income
  and income taxes.......................................   (2,660)   (10,697)
                                                           -------   --------

Other income (expense):
  Interest income........................................      530        181
  Interest expense.......................................      (90)      (164)
                                                           -------   --------
                                                               440         17
                                                           -------   --------

Loss from continuing operations before income taxes......   (2,220)   (10,680)
Income tax benefit.......................................      725      3,216
                                                           -------   --------
Loss from continuing operations..........................   (1,495)    (7,464)
                                                           -------   --------

Discontinued operations:
  Income from operations, net of income tax expense
   of $933,000...........................................        -      1,509
  Gain on disposal, net of income tax expense
   of $7,252,000.........................................        -     13,003
                                                           -------   --------

Income from discontinued operations......................        -     14,512
                                                           -------   --------

Net income (loss)........................................  $(1,495)  $  7,048
                                                           =======   ========

Basic earnings per share:
Continuing operations....................................  $ (0.27)  $  (1.07)
Discontinued operations..................................        -       2.08
                                                           -------   --------

Net income (loss)........................................  $ (0.27)  $   1.01
                                                           =======   ========

Weighted average common shares outstanding...............    5,552      6,976
                                                           =======   ========

Diluted earnings per share:
Continuing operations....................................  $ (0.27)  $  (1.07)
Discontinued operations..................................        -       2.08
                                                           -------   --------

Net income (loss)........................................  $ (0.27)  $   1.01
                                                           =======   ========

Weighted average common shares outstanding...............    5,552      6,976
                                                           =======   ========

See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                          BFX HOSPITALITY GROUP, INC.

           Consolidated Condensed Statements of Cash Flow (Unaudited)
           ----------------------------------------------------------



                                                          Nine Months
                                                         Ended June 30,
                                                       -----------------
                                                         1998      1997
                                                       --------  -------
                                                         (In thousands)

Net cash provided by (used in) operating activities..  $(1,675)  $    49
                                                       -------   -------

Cash flows from investing activities:
  Additions to property, plant and equipment.........   (4,148)     (566)
  Net proceeds from sale of operating assets.........        -    24,744
                                                       -------   -------
Net cash used in investing activities................   (4,148)   24,178
                                                       -------   -------

Cash flows from financing activities:
  Repayments of long-term debt.......................     (103)     (140)
  Treasury stock purchases...........................   (1,504)     (165)
                                                       -------   -------
Net cash used in financing activities................   (1,607)     (305)
                                                       -------   -------

Net increase (decrease) in cash......................   (7,430)   23,922
Cash at beginning of period..........................   16,356     1,659
                                                       -------   -------

Cash at end of period................................  $ 8,926   $25,581
                                                       =======   =======


         Supplemental Disclosures of Cash Flow Information (Unaudited)
         -------------------------------------------------------------

Supplemental schedule of cash payments:

                                                          Nine Months
                                                         Ended June 30,
                                                       -----------------
                                                         1998      1997
                                                       --------  -------
                                                         (In thousands)
Cash paid for:
 Interest...........................................   $    90   $   164
 Income taxes.......................................        63       324



See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                          BFX HOSPITALITY GROUP, INC.

       Notes to Consolidated Condensed Financial Statements (Unaudited)
       ----------------------------------------------------------------



Note A
------

          In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of BFX Hospitality Group, Inc. (the Company), as of June 30, 1998, the results of its operations for the three and nine month periods ended June 30, 1998 and 1997 and its cash flows for the nine month periods ended June 30, 1998 and 1997.

          The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1997 BFX Hospitality Group, Inc. Form 10-K.


Note B
------

          The results of operations for the three and nine month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.


Note C
------

          During the nine months ended June 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. This statement requires interim and annual presentation of basic and diluted earnings per share ("EPS") by all entities that have issued common stock or potential common stock if those securities are traded in a public market. The objective of basic and diluted EPS is to measure the performance of an entity over the reporting period while giving effect to the dilutive potential of all common shares that were outstanding during the period. This statement also requires a reconciliation of the numerator and denominator of the diluted EPS computation. EPS data for the period ended June 30, 1998 and all prior periods have been restated to conform with the provisions of this statement.


Note D
------

          During 1992, the United States Environmental Protection Agency (EPA) issued a Record of Decision (ROD) with respect to the Company's Superfund Site in Vestal, New York. The ROD required the Company to construct a water treatment facility at the site and to pump contaminated ground water from bedrock and overburden extraction wells for 15 to 30 years until remediation goals were met. Due to concerns about the correctness of the remedy provided for in the ROD, the Company performed additional fieldwork and, in 1995, the EPA agreed the remedy needed to be modified. After additional discussions with the EPA, a revised ROD was issued in July 1997. The revised ROD eliminates certain provisions of the original ROD and primarily includes the removal and treatment of contaminated soil. In June 1998, the Company signed a Consent Decree with the EPA in regard to the implementation of the remedy and ongoing monitoring of the property. At June 30, 1998, the Company had a liability accrued of $3,500,000 for future EPA costs.

Note E
------

          In June 1998, Alan Tremain tendered his resignation as Chairman of the Board of the Company effective June 26, 1998. In accordance with his employment agreement, Mr. Tremain received $100,000 in severance compensation. Also pursuant to his employment agreement, which required the Company to purchase any common stock held by Mr. Tremain at the greater of fair market value or his cost, the Company purchased 280,000 shares of the Company's common stock from Mr. Tremain for $700,000. As a result of these transactions, the Company recorded an expense of $205,000 during the quarter ending June 30, 1998.

                          BFX HOSPITALITY GROUP, INC.

PART I - FINANCIAL INFORMATION
------------------------------

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL INFORMATION

          At June 30, 1998, the Company owned and operated food service, lodging and entertainment facilities in Texas and Louisiana.


FACTORS THAT MAY AFFECT FUTURE RESULTS

          Certain matters discussed herein are forward-looking statements about the business, financial condition and prospects of the Company. The actual results could differ materially from those indicated by such forward-looking statements because of various risks and uncertainties. Such risks and uncertainties may include, but are not limited to regional and national economic conditions, changes in customer demand for products offered by the Company, and other matters that may adversely affect the availability of products and pricing, state and federal regulatory environment, possible future acquisitions or dispositions and other risks indicated in the Company's previous filings with the Securities and Exchange Commission. The Company cannot control these risks and uncertainties, and in many cases, cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.


RESULTS OF OPERATIONS

          Revenues for the 1998 three month period increased 25% and for the nine month period increased 2% due to the opening of the second Cabo unit in downtown Houston, Texas (opened in April 1998) offset by the closing of the food and beverage operations at the Stockyards Hotel (SYH), due to the construction of the new H3 Ranch Restaurant, scheduled to open in August 1998. After the restaurant opens (which will replace the previous food and beverage operations at SYH), revenues should increase over prior levels at SYH. Future revenues are expected to increase due to the opening of the third Cabo unit in downtown Fort Worth, Texas, projected to open in September 1998.

          Consolidated costs of sales (which consist primarily of food and beverage costs) during the 1998 three and nine month periods versus 1997 increased 40% and 5%, respectively. As a percent of related revenue, these costs were 23% during the 1998 three month period versus 21% a year earlier. For the nine month period, the costs were 22% versus 21% a year earlier. The increase in absolute dollars and the increase in costs as a percent of revenue is due to the opening of the second Cabo unit.

          Consolidated selling, general and administrative expenses for the 1998 three and nine month period decreased 71% and 50%, respectively, compared to 1997. The primary reason for the decrease was the additional expenses incurred in 1997 related to the expense associated with the acquisition of Hotels of Distinction, the charge incurred as a result of the amended Record of Decision regarding the Company's Vestal, New York superfund site, bonus to the Company's management as a result of the sale of Current Technology, Inc., the reserve for collection of certain notes receivable and certain concept development expenditures.

          The increase in interest income to $146,000 for the 1998 three month period from $112,000 in 1997 and the increase to $530,000 for the 1998 nine month period from $181,000 in 1997 is due to the interest income earned on the proceeds of the Current Technology, Inc. sale.

          The decrease in interest expense to $30,000 for the 1998 three month period from $56,000 in 1997 and to $90,000 for the 1998 nine month period from $164,000 in 1997 is primarily due to the assumption, by the purchaser, of a $1,169,000 mortgage loan in connection with the sale of a commercial office building in July 1997.


LIQUIDITY AND CAPITAL RESOURCES

          During 1992, the United States Environmental Protection Agency (EPA) issued a Record of Decision (ROD) with respect to the Company's Superfund Site in Vestal, New York. The ROD required the Company to construct a water treatment facility at the site and to pump contaminated ground water from bedrock and overburden extraction wells for 15 to 30 years until remediation goals were met. Due to concerns about the correctness of the remedy provided for in the ROD, the Company performed additional fieldwork and, in 1995, the EPA agreed the remedy needed to be modified. After additional discussions with the EPA, a revised ROD was issued in July 1997. The revised ROD eliminates certain provisions of the original ROD and primarily includes the removal and treatment of contaminated soil. In June 1998, the Company signed a Consent Decree with the EPA in regard to the implementation of the remedy and ongoing monitoring of the property. At June 30, 1998, the Company has a liability accrued of $3,500,000 for future EPA costs.

          In 1997, the Company began construction on a second Cabo unit to be located in the historical district of downtown Houston, Texas. The unit opened during April 1998. The Company's third Cabo location is under construction in Fort Worth, Texas and is projected to open in the fourth quarter of fiscal 1998. A new restaurant at SYH is under construction and is expected to open during the fourth quarter of fiscal 1998. Capital expenditures for these three projects are expected to approximate $4,000,000, of which approximately $2,100,000 had been incurred as of June 30, 1998, and are expected to be funded from existing cash and operating cash flow.

          For the nine months ending June 30, 1998, the Company purchased 679,600 shares of its common stock at a total cost of $1,504,000 (average cost of $2.21 per share).

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

          In June 1998, Alan Tremain tendered his resignation as Chairman of the Board of the Company effective June 26, 1998. In accordance with his employment agreement, Mr. Tremain received $100,000 in severance compensation. Also pursuant to his employment agreement, which required the Company to purchase any common stock held by Mr. Tremain at the greater of fair market value or his cost, the Company purchased 280,000 shares of the Company's common stock from Mr. Tremain for $700,000. As a result of these transactions, the Company recorded an expense of $205,000 during the quarter ending June 30, 1998.

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


                              BFX HOSPITALITY GROUP, INC.
                                      (Registrant)



                              By: /s/ Robert H. McLean
                                  -----------------------
                                  Chairman of the Board
                                  and President
August 13, 1998
---------------



                              By: /s/ Robert Korman
                                  -----------------------
                                  Vice President and
                                  Chief Financial Officer

August 13, 1998
---------------