Form 10-K
period 1998-09-30
BFX HOSPITALITY GROUP INC
filed 1998-12-28
CIK 351220

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
 X   ACT OF 1934
---

     For the fiscal year ended September 30, 1998

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
---

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

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 17, 1998 was $4,275,620.

          The number of shares outstanding of the registrant's common stock, $.05 par value, as of December 17, 1998 was 4,091,728.

                      Documents Incorporated By Reference

Portions of the following documents are incorporated by reference into the indicated part or parts of this report:

          Definitive proxy statement of the registrant relating to the 1998 Stockholders' meeting filed with the Commission pursuant to Regulation 14A- Parts I and III.

                          BFX HOSPITALITY GROUP, INC.

                         1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


PART I                                                                     PAGE
------                                                                     ----

  Item 1.     Business...................................................    3
  Item 2.     Properties.................................................    5
  Item 3.     Legal Proceedings..........................................    6
  Item 4.     Submission of Matters to a Vote of Security Holders........    6


PART II
-------

  Item 5.     Market for the Registrant's Common Stock and Related
                Stockholder Matters......................................    7
  Item 6.     Selected Financial Data....................................    8
  Item 7.     Management's Discussion and Analysis of Operations
                and Financial Condition..................................    9
  Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.   14
  Item 8.     Financial Statements and Supplementary Data................   14
  Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure...................................   14


PART III
--------

  Item 10.    Directors and Executive Officers of the Registrant.........   15
  Item 11.    Executive Compensation.....................................   15
  Item 12.    Security Ownership of Certain Beneficial Owners
                and Management...........................................   15
  Item 13.    Certain Relationships and Related Transactions.............   15

PART IV
-------

  Item 14.    Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K..............................................   16

  Signatures  ...........................................................   18

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

At September 30, 1998, the Company owns and operates food service, lodging and entertainment facilities in Texas and Louisiana.

Effective January 1, 1996, the Company entered into an agreement to purchase the assets of Cabo Tacobar One, Ltd., a Mexican restaurant concept, operating under the name Cabo, The Original "Mix-Mex" Grill, with Central and South American influences located in Houston, Texas, for $589,000 in cash and 375,000 shares of the Company's common stock (with an estimated fair market value of $656,000). Additionally, the Company issued 76,500 shares of its common stock for commissions incurred in connection with the acquisition, which resulted in additional acquisition costs of $153,000. Excess of purchase price over fair value of net tangible assets acquired, recorded as goodwill, approximated $1,300,000 and is being amortized on a straight line basis over 15 years. Effective January 1, 1996, the Company also entered into an agreement to purchase the assets and assume certain liabilities of the Stockyards Hotel, located in Fort Worth, Texas, for $500,000 in cash, 450,000 shares of the Company's common stock (with an estimated fair market value of $788,000) and the refinancing of a $1,600,000 bank term loan. These acquisitions were accounted for under purchase accounting and are included in the Company's results of operations beginning on the acquisitions' effective date of January 1, 1996.

Proforma results from continuing operations, as if the acquisitions had occurred at the beginning of the year ended September 30, 1996, are as follows:


     Revenues..................................   $10,096
     Net loss from continuing operations.......      (878)
     Basic and diluted earnings per share......      (.13)

In April 1997, the Company acquired all of the outstanding stock, in a tax free exchange, of Hotels of Distinction (HOD), a hotel management company, from Alan Tremain, O.B.E. and Jean-Claude Mathot in exchange for 300,000 shares of the Company's common stock. In addition, Mr. Tremain became Chairman of the Board of the Company and Mr. Mathot became President and Chief Operating Officer of the Company. Because HOD had no assets or management contracts at the date of purchase, the transaction, in substance, represented payment for employment services. As a result, the Company expensed $824,000, the estimated fair market value of the stock in 1997. In connection with the transaction, Non-Qualified Stock Option Agreements were entered into with Mr. Tremain and Mr. Mathot, each agreement granting options covering 250,000 shares of the Company's common stock at an exercise price of $3.00 per share, approximately $0.25 per share in excess of the fair market value at the date of grant. The options terminated upon termination of employment by Mr. Tremain and Mr. Mathot as described below.

In June 1998, Mr. Tremain tendered his resignation as Chairman of the Board of the Company effective June 26, 1998. In September 1998, Mr. Mathot tendered his resignation as President and Chief Operating Officer of the Company effective September 30, 1998. In accordance with their employment agreements, Mr. Tremain and Mr. Mathot received $100,000 and $175,000, respectively, in severance compensation. Also pursuant to their employment agreements, which required the Company to purchase any common stock held by Mr. Tremain and Mr. Mathot at the greater of fair market value or their cost, the Company purchased 280,000 shares of the Company's common stock from Mr. Tremain for $700,000 and 260,000 shares of the Company's common stock from Mr. Mathot for $656,000. As a result of these transactions, the Company recorded an expense of $744,000 during fiscal 1998.

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


NARRATIVE DESCRIPTION OF BUSINESS
---------------------------------

BFX HOSPITALITY GROUP, INC.

BFX Hospitality Group, Inc. ("BFX") owns and operates food service, lodging and entertainment facilities in Texas and Louisiana, through three wholly owned subsidiaries, American Food Classics, Inc., Boutique Inns, Inc. and BFX-LA, Inc. d/b/a Bourbon Street Hospitality.

American Food Classics, Inc. ("AFC") was organized in 1992 to develop, own and operate food service concepts that, once proven, can be expanded to multiple locations throughout the United States as well as internationally. AFC presently owns and operates Cabo, The Original "Mix Mex" Grill ("Cabo"), opened in December 1994 in Houston, Texas, offering fish tacos, habanero shrimp and other Mexican food with Central and South American influences. Cabo was acquired by AFC in January 1996. Cabo is an upscale taqueria with a distinctive "diner look" decor. A second Cabo unit opened in leased space in the downtown Houston historical district in April 1998. A third Cabo unit opened in leased space in downtown Fort Worth's Sundance Square in the first quarter of fiscal 1999. The Company has also signed leases for its fourth and fifth Cabo locations in Austin, Texas. One location is expected to open in the third quarter of fiscal 1999 and the other location is expected to open in the fourth quarter of fiscal 1999. Additional leases for Cabo locations are near completion in Houston.

AFC also owns and operates Lucile's, A Stateside Bistro ("Lucile's"), opened in April 1993, in Fort Worth, Texas. Lucile's offers a variety of menu items centered around classic regional American dishes. Lucile's decor is a warm, comfortable, traditional atmosphere. AFC will look to replicate Lucile's as a destination food service concept.

Boutique Inns, Inc. owns and operates the Stockyards Hotel. The Stockyards Hotel is located in the historic Northside of Fort Worth, Texas and offers guests 52 uniquely designed sleeping rooms that reflect the old West of the early 1900's, over 3,500 square feet of meeting space and full service catering for corporate meetings, wedding receptions and family reunions. H3 Ranch, a 5,000 square foot steakhouse concept, located in the hotel's first floor space opened August 1998. Included in the Stockyards Hotel real estate are two valet parking lots totaling 1.3 acres.

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

EMPLOYEES
---------

The Company and its subsidiaries employed approximately 264 full-time and 144 part-time employees as of September 30, 1998, none of which were represented by unions. Relations with employees are satisfactory.


ITEM 2 - PROPERTIES
-------------------

GENERAL
-------

The Company and its subsidiaries have facilities with remaining primary lease terms ranging from one to ten years at annual rentals of approximately $471,000. All leases provide for one or more renewal terms. All premises are in good condition, adequate and appropriate for the operations presently being conducted by the Company. The Company owns a manufacturing facility located in Vestal, New York. The 127,000 square foot facility is situated on approximately 14 acres. In conjunction with the 1991 sale of National Pipe Company, the buyer, LCP National Plastics, Inc. signed a ten year lease agreement with the Company and is presently occupying 100% of the facility. Annual rental for this lease is approximately $390,000 plus real estate taxes, insurance and all repairs.

Cat's Meow leases the facility in New Orleans, Louisiana for its entertainment and beverage operations. The facility has 3,000 square feet. Lucile's in Fort Worth, Texas leases approximately 5,000 square feet of space, while the first Cabo unit in Houston, Texas leases approximately 3,000 square feet of space and the second Cabo unit in Houston, Texas leases approximately 8,000 square feet of space.

The real estate for the Stockyards Hotel located in Fort Worth, Texas is owned and offers 52 guestrooms and approximately 3,500 square feet of meeting space and catering capabilities. H3 Ranch is a 5,000 square foot steakhouse concept located in the hotel's first floor space. Included in the Stockyards Hotel real estate are two valet parking lots totaling 1.3 acres.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted for a vote to security holders during the fourth quarter of the fiscal year ended September 30, 1998.

                                    PART II
                                    -------

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
         MATTERS
         -------

The Company's common stock is traded on the American Stock Exchange, under the common stock ticker symbol "BFX". The quarterly trading range of common stock follows:

          FISCAL 1998                       HIGH   LOW
                                            ----   ---
          October 1 - December 31........  $4.13  $2.25
          January 1 - March 31...........   3.00   2.13
          April 1 - June 30..............   2.44   1.75
          July 1 - September 30..........   2.25   1.38

          FISCAL 1997                       HIGH   LOW
                                            ----   ---
          October 1 - December 31........  $2.50  $2.00
          January 1 - March 31...........   3.00   2.00
          April 1 - June 30..............   2.81   2.25
          July 1 - September 30..........   3.94   2.13

The number of named stockholders of common stock as of September 30, 1998 was approximately 1,519 as recorded by the transfer agent and registrar.

There are no restrictions on declaration or payment of dividends; however, no dividends have been paid on common stock to date. The Company intends to maintain a policy of retaining earnings for use in the development of the business.

Continental Stock Transfer & Trust Company, 2 Broadway, New York, N.Y. 10004, is the transfer agent and registrar for the Company's common stock.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

                                                              September 30,
                                              ----------------------------------------------
FOR THE YEAR ENDED                              1998      1997     1996      1995     1994
------------------                            --------  --------  -------  --------  -------
                                            (In thousands, except per share and ratio amounts)
Net revenues................................  $11,513   $10,518   $9,298   $ 6,946   $5,481
                                              =======   =======   ======   =======   ======

Loss from continuing operations (a).........  $(2,509)  $(7,854)  $ (921)  $  (156)  $ (450)
Income (loss) from discontinued operations..        -    14,512    2,315    (1,053)   2,358
                                              -------   -------   ------   -------   ------

Net income (loss)...........................  $(2,509)  $ 6,658   $1,394   $(1,209)  $1,908
                                              =======   =======   ======   =======   ======

Basic and diluted earnings per share:
  Continuing operations.....................  $  (.47)  $ (1.13)  $ (.14)  $  (.03)  $ (.09)
  Discontinued operations...................        -      2.09      .36      (.19)     .46
                                              -------   -------   ------   -------   ------

  Net income (loss).........................  $  (.47)  $   .96   $  .22   $  (.22)  $  .37
                                              =======   =======   ======   =======   ======


(a) Effective February 28, 1994, Contex Electronics, Inc., a wholly owned subsidiary of the Company, sold all of the operating assets and liabilities of MoldCon, Inc. (MoldCon) and Tri-Tec Engineering Corporation (Tri-Tec), two of its wholly owned subsidiaries. During June 1994, the Company shut down its Contex cable assembly plant in New York and sold or liquidated all remaining assets. The Electronic Products business line of the Company at the time included both Contex Electronics and CTI; therefore, the sale of Contex Electronics and its subsidiaries did not constitute a discontinued operation at that time. The sale of CTI during fiscal 1997 represented the discontinuation of the Electronic Products line of business. As a result, the selected financial data shows the effects if the sale of Contex Electronics and CTI had occurred at the beginning of fiscal 1994 and had been reported as discontinued operations.

AT YEAR END
-----------

Working capital.............................  $   484   $10,797   $ 3,743  $ 2,824   $ 7,149
Current assets..............................    6,840    16,563     6,917     5,429   11,125
Total assets................................   22,810    28,084    23,164   17,224    25,070
Long-term debt..............................    1,075     1,212     2,493        -     5,507
Total liabilities...........................    7,431     6,978     5,671    2,605     9,813
Stockholders' equity........................   15,379    21,106    17,493   14,619    15,257
Current ratio...............................     1.08      2.87      2.18     2.08      2.80
Book value per share........................     3.71      3.53      2.67     2.57      2.89
Total liabilities to equity ratio...........       48       .33       .32      .18       .64
Number of outstanding shares, net of
 treasury shares............................    4,149     5,975     6,544    5,685     5,278

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
-------------------------------------------------------------------------
         CONDITION
         ---------


GENERAL INFORMATION

At September 30, 1998, the Company owned and operated food service, lodging and entertainment facilities in Texas and Louisiana as discussed in Part I, Item 1 - Business. During the years ended September 30, 1996, 1997 and 1998 the Company entered into acquisition and disposition transactions as follows:

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain matters discussed herein are forward-looking statements about the business, financial condition and prospects of the Company. The actual results could differ materially from those indicated by such forward-looking statements because of various risks and uncertainties. Such risks and uncertainties may include, but are not limited to regional and national economic conditions, changes in customer demand for products offered by the Company, and other matters that may adversely affect the availability of products and pricing, state and federal regulatory environment, possible future acquisitions or dispositions, amendments to the Record of Decision issued by the Environmental Protection Agency (see Liquidity and Capital Resources), resolution of the Year 2000 issue and other risks indicated in the Company's previous filings with the Securities and Exchange Commission. The Company cannot control these risks and uncertainties, and in many cases, cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

RESULTS OF CONTINUING OPERATIONS

1998 versus 1997

Net revenues in 1998 increased 9% compared to 1997 due to the opening of the second Cabo unit in Houston, Texas in April 1998 and the opening of the H3 Ranch restaurant located in the SYH in August 1998. Revenues are expected to increase in fiscal 1999 as the third Cabo unit opened in the first quarter of fiscal 1999 and additional Cabo units are planned to open during fiscal 1999.

Costs of goods sold (which consists primarily of food and beverage costs) during 1998 increased 18% compared to 1997. As a percent of related revenue, these costs were 23% during 1998 versus 22% a year earlier. The absolute increase is due to increased revenues discussed above. The increase in costs as a percentage of revenues is due to the decreased percentage of sales from SYH which have a lower cost of goods sold than the Company's other concepts.

Selling, general and administrative expenses for 1998 decreased 17% compared to 1997. The primary reasons for the decrease are the expenses incurred in 1997 associated with the acquisition of HOD ($824,000), bonuses to the Company's management as a result of the sale of CTI ($850,000), the reserve for collection of certain notes receivable ($635,000) and professional fees incurred as a result of litigation with certain shareholders ($500,000). In addition, selling, general and administrative expenses were impacted by the inclusion of the results of operations of Cabo Travis and H3 Ranch from their respective opening dates in fiscal 1998 and the exclusion of the results of operations of the Main Street office building sold during fiscal 1997.

In 1997, the Company accrued environmental remediation expenses of $3,500,000 representing estimated future costs of implementing the remedy and reimbursement of monies spent by the EPA at the site. In addition, all prior costs incurred, approximating $867,000 through April 30, 1997, associated with the implementation of the original Record of Decision, were expensed. See Liquidity and Capital Resources for further details.

Depreciation and amortization expense during 1998 increased 12% compared to 1997 due to the opening of the second Cabo unit in April 1998 and capital improvements made at SYH.

The increase in interest income to $632,000 in 1998 from $485,000 in 1997 is due to increased cash balances as a result of the sale of CTI in June 1997. The decrease in interest expense to $120,000 in 1998 from $193,000 is primarily due to assumption of debt by the purchaser of a building sold by the Company in 1997.

During 1998, the Company reported a loss from continuing operations before income taxes of $3,797,000 compared to a loss of $11,397,000 in 1997. The decreased loss is due to decreased selling, general and administrative expenses discussed above and expenses related to the revision of the EPA remedy in 1997.

Income tax benefit rate on the pre-tax loss from continuing operations was 34% in 1998 compared to a benefit of 31% in 1997. The 1997 benefit rate is lower than the federal statutory rate primarily as a result of the non-deductible expense of $824,000 associated with the acquisition of HOD in April 1997.


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

Selling, general and administrative expenses for 1997 increased 91% compared to 1996. The primary reasons for the increase are the expenses associated with the acquisition of HOD ($824,000), bonuses to the Company's management as a result of the sale of CTI ($850,000), the reserve for collection of certain notes receivable ($635,000), certain concept development expenditures ($810,000) and professional fees incurred as a result of litigation with certain shareholders ($500,000). In addition, selling, general and administrative expenses increased due to the inclusion of the results of operations of Cabo and Stockyards Hotel for a full twelve months in 1997 versus nine months in 1996.

In 1997, the Company accrued environmental remediation expenses of $3,550,000 representing estimated future costs of implementing the remedy and reimbursement of monies spent by the EPA at the site. In addition, all prior costs incurred, approximating $867,000 through April 30, 1997, associated with the implementation of the original Record of Decision, were expensed. See Liquidity and Capital Resources for further details.

Depreciation and amortization expense during 1997 increased 6% compared to 1996 due to Cabo and SYH having a full twelve months of operation in 1997 compared to 1996. This was offset by the sale of 441 Bourbon Street in July 1996, which had incurred approximately $117,000 in depreciation and amortization expense in 1996.

The increase in interest income to $485,000 in 1997 from $89,000 in 1996 is due to increased cash balances as a result of the sale of CTI in June 1997. The increase in interest expense to $193,000 in 1997 from $143,000 is primarily due to the inclusion of the $1,600,000 bank term note assumed in connection with the acquisition of SYH in January 1996 for a full twelve months of interest payments in 1997 compared to only nine months in 1996.

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

Income tax benefit rate on the pre-tax loss from continuing operations was 31% in 1997 compared to a benefit of 37% in 1996. The 1997 benefit rate is lower than the federal statutory rate primarily as a result of the non-deductible expense of $824,000 associated with the acquisition of HOD in April 1997.


LIQUIDITY AND CAPITAL RESOURCES

Fiscal year ended September 30, 1998 -

The Company's cash decreased $11,014,000 from $16,356,000 at September 30, 1997 to $5,342,000 at September 30, 1998. The Company's operating activities used cash of $2,089,000 during fiscal 1998 compared to $5,260,000 during fiscal 1997. The cash used in operating activities during fiscal 1998 was primarily attributable to the $2,509,000 net loss incurred during fiscal 1998.

Cash used for investing activities of $5,456,000 related primarily to the construction of Cabo Travis and H3 Ranch, opened during fiscal 1998, and Cabo Sundance, opened during the first quarter of fiscal 1999.

Cash used for financing activities of $3,469,000 was primarily the result of the Company purchasing 1,612,170 shares of its common stock at a total cost of $3,332,000 (average cost of $2.07 per share). The shares are recorded as treasury stock and will be available for employee stock plans and other corporate requirements.

At September 30, 1998, the Company's only debt relates to a bank term loan assumed in the acquisition of the Stockyards Hotel with annual commitments of $138,000. The Company incurred approximately $600,000 during the first quarter of fiscal 1999 to complete the construction on the Company's third Cabo unit opened in downtown Fort Worth, Texas. In addition, construction costs are expected to approximate $2,000,000 for the two additional Cabo units expected to open in the last two quarters of fiscal 1999 in Austin, Texas. Management anticipates incurring $250,000 in fiscal 1999 in the initial phase of implementing the agreed-upon remedy for its EPA superfund site. As long as the Company's shares continue to represent an attractive investment and a prudent use of capital, the Company intends to periodically purchase up to an additional 200,000 shares of the Company's common stock pursuant to its stock repurchase plan. Also, the Company will fund the cost of ensuring that the Company's systems are Year 2000 compliant, which are not currently expected to be significant. Management believes that cash flow from operations combined with cash on hand will provide sufficient resources to fund the Company's fiscal 1999 operations as well as its planned fiscal 1999 capital expenditures.

During 1992, the United States Environmental Protection Agency (EPA) issued a Record of Decision (ROD) with respect to the Company's Superfund Site in Vestal, New York. The ROD required the Company to construct a water treatment facility at the site and to pump contaminated ground water from bedrock and overburden extraction wells for 15 to 30 years until remediation goals were met. Due to concerns about the correctness of the remedy provided for in the ROD, the Company performed additional fieldwork and, in 1995, the EPA agreed the remedy needed to be modified. After additional discussions with the EPA, a revised ROD was issued in July 1997. The revised ROD eliminates certain provisions of the original ROD and primarily includes the removal and treatment of contaminated soil. At September 30, 1997, the Company had accrued environmental remediation expenses of $3,550,000. In June 1998, the Company signed a Consent Decree with the EPA in regard to the implementation of the agreed-upon remedy and ongoing monitoring of the property. In addition, the Company reimbursed the EPA $550,000 for monies spent by the EPA at the Company's Superfund Site over a ten-year period from October 1987 through April 1997. At September 30, 1998, the Company has a liability accrued of $2,950,000 representing the estimated future costs of implementing the agreed-upon remedy.

Fiscal year ended September 30, 1997-

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

The Company's cash increased $14,697,000 from $1,659,000 at September 30, 1996 to $16,356,000 at September 30, 1997. The Company's operating activities used cash of $5,260,000 during fiscal 1997 compared to providing cash of $3,653,000 during fiscal 1996.

Cash provided by investing activities of $24,655,000 related primarily to the $25,194,000 proceeds from the sale of CTI completed June 3, 1997.

Cash used for financing activities of $4,698,000 was primarily the result of the Company purchasing 1,839,000 shares of its common stock at a total cost of $4,552,000 (average cost of $2.48 per share). The shares are recorded as Treasury Stock and will be available for employee stock plans and other corporate requirements. The shares purchased also include the purchase of 1,629,300 shares from two shareholders in the amount of $3,878,450 or $2.38 per share. The purchase of stock was in connection with the settlement of litigation against certain shareholders in which the Company had alleged, among other things, that the former shareholders had been operating as a "group" under section 13(d) of the Securities Exchange Act. See Note 12 of Notes to Consolidated Financial Statements for additional details.

Fiscal year ended September 30, 1996-

The Company's cash increased $7,000 from $1,652,000 at September 30, 1995 to $1,659,000 at September 30, 1996. The Company's operating activities provided cash of $3,653,000 during fiscal 1996 compared to using cash of $171,000 during fiscal 1995. This increase in cash flows was primarily attributable to the $1,394,000 net income incurred during fiscal 1996.

Cash used for investing activities of $2,725,000 related primarily to $1,613,000 in purchases of equipment, furniture and fixtures, enhancements for existing properties and $1,212,000 for the acquisitions of Cabo Tacobar One, Ltd. and the Stockyards Hotel, both effective January 1, 1996.

Cash provided by financing activities of $724,000 was primarily the result of the Company's borrowing of $1,200,000 from an insurance company on a commercial office building located in Fort Worth, Texas. This borrowing was partially offset by the Company's purchase of 183,350 shares of its common stock at a cost of $356,000. The shares are recorded as Treasury stock and will be available for employee stock plans and other corporate requirements.


YEAR 2000

The Company is currently assessing all systems that could potentially be affected by the Year 2000 Issue, including facility systems, POS systems, telephone hardware and software, out-sourced services and suppliers. Based on information currently available, management does not anticipate significant replacements of any of its computer systems. By spring 1999, management intends to have obtained upgrades or replacements for all equipment that is determined not to be Year 2000 compliant. Management has the intent and ability to commit the required resources to the upgrades or replacements but at the current time cannot estimate what the total cost will be, though it is not anticipated to be material. The Company will diligently test all upgrades or replacements prior to summer 1999 to ensure their compliance.

In addition to the current assessment of its systems, the Company is working with its key suppliers and other third parties with which it has a material relationship to determine that such parties are achieving compliance with respect to the Year 2000 Issue in those systems affecting the Company's operations. Although the Company believes that such persons are working diligently to properly address the Year 2000 Issue, the Company cannot guarantee that these third parties will be compliant in a timely manner, or that a failure to be compliant by another company would not have a material adverse effect on the Company.

Though the Company is not able to estimate the full impact of any potential failure of its systems as a result of the Year 2000 Issue, the Company believes that its operations are such that a contingency plan based primarily on manual processing of information will be adequate for the Company to continue operations.

IMPACT OF INFLATION

From October 1995 to September 1998, inflation did not have a material impact on the Company's operations.

ACCOUNTING CHANGES

EARNINGS PER SHARE

Effective October 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. This statement requires interim and annual presentation of basic and diluted earnings per share ("EPS") by all entities that have issued common stock or potential common stock if those securities are traded in a public market. The objective of basic EPS is to measure the performance of an entity over the reporting period. The objective of diluted EPS is to measure the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. This statement also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. EPS data for fiscal 1998 and all prior periods have been restated to conform with the provisions of this statement. Such adoption had no material impact on the Company's presentation of earnings per share.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are included under item 14(a)(1) and (2) of this report.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in accountants or disagreements with accountants on accounting and/or financial disclosure have arisen.

                                   PART III
                                   --------


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to Directors of the Company appears in the "Election of Directors" and "Executive Officers of the Company" sections of the definitive proxy statement of the Company relating to the Company's 1999 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A.


ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item appears in the "Remuneration of Directors and Officers" section of the definitive proxy statement of the Company relating to the Company's 1999 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item appears in the "Security Ownership" and "Election of Directors" sections of the definitive proxy statement of the Company relating to the Company's 1999 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In accordance with Rule G(3) of the General Instructions, the information required by this item will be included under the caption, "Transactions with Management and Others" in the definitive proxy statement of the Company relating to the Company's 1999 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A.

                                    PART IV
                                    -------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)  The following documents are filed as a part of this report:

          1. Financial Statements - The financial statements listed in the "Index to Consolidated Financial Statements and Financial Statement Schedule" described at F-1.

          2. Financial Statement Schedule - The financial statement schedule listed in the "Index to Consolidated Financial Statements and Financial Statement Schedule" described at F-1.

          3.   Exhibits - Refer to (c) below.

   (b)  Reports on Form 8-K.

               Report dated October 27, 1997 reporting acquisition of stock from Robert H. McLean

   (c)  Exhibits

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

          4 Rights Agreement (Exhibit 1 to Form 8-K dated June 23, 1988 and incorporated herein by reference).

          10 Asset Purchase Agreement dated January 19, 1996 incorporated herein by reference to Form 8-K dated January 19, 1996.

          10.1 Rights Amendment Agreement dated November 15, 1995 incorporated herein by reference to Form 8-K dated November 15, 1995.

          10.2 Asset Purchase Agreement of Current Technology, Inc. incorporated herein by reference to the Definitive Proxy Statement dated April 23, 1997.

          10.3 Asset Purchase Agreement between Main Street Realty, Inc. and 100 Main Realty Ltd., a limited partnership controlled by Robert
                H. McLean, CEO of the Company, dated July 1, 1997 incorporated herein by reference to Form 10-K dated September 30, 1998.

          21    Subsidiaries of the Company

          23    Consent of Independent Accountants

          27    Financial Data Schedule

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BFX HOSPITALITY GROUP, INC.                                     Date
                                                         -----------------


By:  /s/ Robert H. McLean                                December 23, 1998
     --------------------                                -----------------
     Robert H. McLean, President and
     Chief Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacity and on the dates indicated.


     /s/ Robert H. McLean                                December 23, 1998
     --------------------                                -----------------
     Robert H. McLean, President,
     Chief Executive Officer and Chairman of
     the Board of Directors
     (Principal Executive Officer)


     /s/ Robert Korman                                   December 23, 1998
     -----------------                                   -----------------
     Robert Korman, Vice President and
     Chief Financial Officer


     /s/ Bruno D'Agostino                                December 23, 1998
     --------------------                                -----------------
     Bruno D'Agostino, Director


     /s/ John M. Edgar                                   December 23, 1998
     -----------------                                   -----------------
     John M. Edgar, Director


     /s/ Hampton Hodges                                  December 23, 1998
     ------------------                                  -----------------
     Hampton Hodges, Director


     /s/ H.T. Hunnewell                                  December 23, 1998
     ------------------                                  -----------------
     H.T. Hunnewell, Director


     /s/Walter D. Rogers, Jr.                            December 23, 1998
     ------------------------                            -----------------
     Walter D. Rogers, Jr., Director


     /s/ Russell J. Sarno                                December 23, 1998
     --------------------                                -----------------
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

   Notes to Consolidated Financial Statements                          F-8


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

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Stockholders and Board of Directors of BFX Hospitality Group, Inc.

In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of BFX Hospitality Group, Inc. and its subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP


Fort Worth, Texas
November 5, 1998

                          BFX HOSPITALITY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            For the Years Ended September 30,
                                                                           ------------------------------------
                                                                             1998          1997           1996
                                                                           -------       --------       -------
                                                                         (In thousands, except per share amounts)
Net revenues.......................................................        $11,513       $ 10,518       $ 9,298
                                                                           -------       --------       -------

Costs and expenses:
 Cost of goods sold................................................          2,698          2,277         2,139
 Selling, general and administrative...............................         11,974         14,483         7,595
 Expenses associated with revised EPA remedy.......................              -          4,417             -
 Depreciation and amortization.....................................          1,150          1,030           969
                                                                           -------       --------       -------

 Total costs and expenses..........................................         15,822         22,207        10,703
                                                                           -------       --------       -------

Net loss from continuing operations before other income (expense)
 and income taxes..................................................         (4,309)       (11,689)       (1,405)
                                                                           -------       --------       -------

Other income (expense):
 Interest income...................................................            632            485            89
 Interest expense..................................................           (120)          (193)         (143)
                                                                           -------       --------       -------
                                                                               512            292           (54)
                                                                           -------       --------       -------

Loss from continuing operations before income taxes................         (3,797)       (11,397)       (1,459)
Income tax benefit.................................................          1,288          3,543           538
                                                                           -------       --------       -------
Loss from continuing operations....................................         (2,509)        (7,854)         (921)
                                                                           -------       --------       -------

Discontinued operations:
 Income from operations, net of income tax expense of
  $933,000 and $1,349,000, respectively............................              -          1,509         2,315
 Gain on disposal, net of income tax expense
  of $7,252,000....................................................              -         13,003             -
                                                                           -------       --------       -------

 Income from discontinued operations...............................              -         14,512         2,315
                                                                           -------       --------       -------

Net income (loss)..................................................        $(2,509)      $  6,658       $ 1,394
                                                                           =======       ========       =======


Basic and diluted earnings per share:
 Continuing operations.............................................        $  (.47)      $  (1.13)      $  (.14)
 Discontinued operation............................................              -           2.09           .36
                                                                           -------       --------       -------
 Net income (loss).................................................        $  (.47)      $    .96       $   .22
                                                                           =======       ========       =======

 Weighted average common shares outstanding........................          5,349          6,957         6,441
                                                                           =======       ========       =======


The accompanying notes are an integral part of these consolidated financial statements.

                          BFX HOSPITALITY GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                                          September 30,
                                                                                      ----------------------
                                                                                         1998        1997
                                                                                      ---------    ---------
                                                                                          (In thousands)
Current assets:
 Cash and cash equivalents..........................................................  $  5,342      $ 16,356
 Accounts receivable................................................................       128            66
 Inventories........................................................................       148            79
 Income tax receivable..............................................................     1,102             -
 Prepaid and other current assets...................................................       120            62
                                                                                      --------      --------
  Total current assets..............................................................     6,840        16,563
                                                                                      --------      --------

Property, plant and equipment, net..................................................    11,084         6,417
                                                                                      --------      --------

Goodwill, net of amortization of $1,567,000 and $1,206,000, respectively............     3,397         3,758
Deferred income taxes...............................................................     1,419           833
Other assets, net...................................................................        70           513
                                                                                      --------      --------

                                                                                      $ 22,810      $ 28,084
                                                                                      ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt..................................................  $    138      $    138
 Accounts payable...................................................................       578           300
 Accrued liabilities................................................................     4,793         5,014
 Income taxes.......................................................................       847           314
                                                                                      --------      --------
   Total current liabilities........................................................     6,356         5,766

Long-term debt......................................................................     1,075         1,212
                                                                                      --------      --------
                                                                                         7,431         6,978
                                                                                      --------      --------
Stockholders' equity:
Preferred stock $.01 par value; 5,000,000 shares authorized;
   no shares issued and outstanding.................................................         -             -
   Common stock $.05 par value; 30,000,000 shares authorized;
   7,786,878 shares outstanding.....................................................       389           389
 Additional paid-in capital.........................................................    16,583        16,578
 Retained earnings..................................................................     7,307         9,816
 Treasury stock, at cost, 3,637,850 and 1,812,350
   shares, respectively.............................................................    (8,777)       (4,487)
  Employee notes for stock purchases                                                      (123)       (1,190)
                                                                                      --------      --------
                                                                                        15,379        21,106
Commitments and contingencies (Note 11).............................................
                                                                                      --------      --------

                                                                                      $ 22,810      $ 28,084
                                                                                      ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                          BFX HOSPITALITY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                              For the Years Ended September 30,
                                                                             ------------------------------------
                                                                                1998         1997         1996
                                                                             -----------  -----------  ----------
                                                                                        (In thousands)
Cash flows from operating activities:
 Net income (loss).........................................................    $ (2,509)    $  6,658     $ 1,394
 Adjustments to reconcile net income (loss) to net cash
   provided by (used for) operating activities:
   Depreciation............................................................         789          764         704
   Amortization............................................................         361          475         577
   Deferred income taxes...................................................        (586)        (837)        594
   Bad debt provision......................................................           -          (35)         40
   Net gain on sale of assets..............................................           -      (20,301)          -
   Accrued expenses associated with revised EPA remedy.....................           -        4,417           -
   Issuance of common stock in payment for services........................         114          412         139
   Expenses associated with acquisition....................................           -          824           -
   Change in components of current assets and liabilities
    (exclusive of acquisitions and dispositions):
    Accounts receivable....................................................         (62)       1,392        (662)
    Inventories............................................................         (69)         143         639
    Prepaid and other......................................................         385          256           -
    Accounts payable.......................................................         278          (36)         34
    Accrued liabilities....................................................        (221)         349         119
    Income taxes payable...................................................        (569)         259          75
                                                                               --------     --------     -------
Net cash provided by (used for) operating activities.......................      (2,089)      (5,260)      3,653
                                                                               --------     --------     -------

Cash flows from investing activities:
 Net additions to property, plant and equipment............................      (5,456)        (450)     (1,613)
 Proceeds from sale of operating assets....................................           -       25,194         100
 Acquisitions..............................................................           -            -      (1,212)
 Additions to other assets.................................................           -          (89)          -
                                                                               --------     --------     -------
Net cash provided by (used for) investing activities.......................      (5,456)      24,655      (2,725)
                                                                               --------     --------     -------

Cash flows from financing activities:
 Additions to debt.........................................................           -            -       1,200
 Repayments of debt........................................................        (137)        (161)       (120)
 Exercise of stock options.................................................           -           15           -
 Treasury stock purchases..................................................      (3,332)      (4,552)       (356)
                                                                               --------     --------     -------
Net cash provided by (used for) financing activities.......................      (3,469)      (4,698)        724
                                                                               --------     --------     -------

Net increase (decrease) in cash............................................     (11,014)      14,697       1,652

Cash at beginning of year..................................................      16,356        1,659           7
                                                                               --------     --------     -------

Cash at end of year........................................................    $  5,342     $ 16,356     $ 1,659
                                                                               ========     ========     =======

The accompanying notes are an integral part of these consolidated financial statements.

                          BFX HOSPITALITY GROUP, INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

            For the Years Ended September 30, 1998, 1997, and 1996

                                                                                                         Employee
                                                               Additional                                Note for
                                                     Common      Paid-in      Treasury     Retained       Stock
                                                     Stock       Capital        Stock      Earnings     Purchases      Total
                                                     ------    -----------    ---------    ---------    ----------    -------
Balance at September 30, 1995......................  $  284    $   12,571     $      -     $  1,764      $      -     $14,619

Issuance of 951,500 shares of $.05 par
 value common stock for acquisitions...............      48         1,649            -            -             -       1,697

Issuance of  90,000 shares of $.05 par
 value common stock for services...................       5           134            -            -             -         139

Purchase of 183,350 shares of $.05
 par value common stock............................       -             -         (356)           -             -        (356)

Net income.........................................       -             -            -        1,394             -       1,394
                                                     ------    ----------     --------     --------     ---------     -------

Balance at September 30, 1996......................     337        14,354         (356)       3,158             -      17,493

Issuance of 300,000 shares of $.05
 par value common stock for acquisition............      14           810            -            -             -         824

Issuance of 760,000 shares of $.05
 par value common stock in exercise of
 options...........................................      38         1,152            -            -        (1,190)          -

Issuance of 200,000 shares of $.05
 par value common stock from treasury
 for services......................................       -            12          400            -             -         412

Issuance of 10,000 shares of $.05
 par value common stock from treasury
 in exercise of stock options......................       -            (6)          21            -             -          15

Purchase of 1,839,000 shares of $.05
 par value common stock............................       -             -       (4,552)           -             -      (4,552)

Tax benefit of exercise of stock options...........       -           256            -            -             -         256

Net income.........................................       -             -            -        6,658             -       6,658
                                                     ------    ----------     --------     --------     ---------     -------

Balance at September 30, 1997......................     389        16,578       (4,487)       9,816        (1,190)     21,106

                                                                                                        Employee
                                                               Additional                               Note for
                                                     Common     Paid-in       Treasury     Retained       Stock
                                                     Stock      Capital         Stock      Earnings     Purchases      Total
                                                     ------    ----------     --------     --------     ---------     -------
Issuance of 45,000 shares of $.05
  par value common stock from treasury
  for services.....................................       -             5          109            -             -         114

Reacquisition of 258,330 shares of $.05
  par value common stock for repayment
  of employee notes................................       -             -       (1,067)           -         1,067           -

Purchase of 1,612,170 shares of $.05
  par value common stock...........................       -             -       (3,332)           -             -      (3,332)

Net loss                                                  -             -            -       (2,509)            -      (2,509)
                                                     ------    ----------     --------     --------     ---------     -------

Balance at September 30, 1998......................  $  389    $   16,583     $ (8,777)    $  7,307     $    (123)    $15,379
                                                     ======    ==========     ========     ========     =========     =======

The accompanying notes are an integral part of these consolidated financial statements.

                          BFX HOSPITALITY GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1998, 1997 AND 1996


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

The weighted average interest rate was 5.39% at September 30, 1998 for cash equivalents totaling $5,234,000.

INVENTORIES

Inventories are stated at the lower of cost (first in, first out) or market and, at September 30, 1998, consist primarily of food and beverage.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews potential impairments of long-lived assets, certain identifiable intangibles, and associated goodwill on an exception basis, when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value.

ACCOUNTING FOR STOCK-BASED COMPENSATION

Effective October 1, 1996, the Company adopted the disclosure only provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation". The Company continues to measure compensation cost for those plans using the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

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

ADVERTISING COST

The Company's advertising expenditures are expensed in the period the advertising first occurs. Advertising expense for fiscal years ended September 30, 1998, 1997 and 1996 approximated $74,000, $85,000 and $77,000, respectively.

EARNINGS PER SHARE

Effective October 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. This statement requires interim and annual presentation of basic and diluted earnings per share ("EPS") by all entities that have issued common stock or potential common stock if those securities are traded in a public market. The objective of basic EPS is to measure the performance of an entity over the reporting period. The objective of diluted EPS is to measure the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. This statement also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. EPS data for the year ended September 30, 1998 and all prior periods have been restated to conform with the provisions of this statement.

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

NOTE 2 - DISCONTINUED OPERATIONS

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

                 1997.................................. $10,891
                 1996..................................  15,788

NOTE 3 - OTHER ACQUISITIONS AND DISPOSITIONS

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

Unaudited proforma results from continuing operations, as if the acquisitions had occurred at the beginning of the year ended September 30, 1996, are as follows:

  Revenues............................................... $10,096
  Net loss from continuing operations....................    (878)
  Basic and fully diluted earnings per share.............    (.13)

In April 1997, the Company acquired all of the outstanding stock, in a tax free exchange, of Hotels of Distinction (HOD), a hotel management company, from Alan Tremain, O.B.E. and Jean-Claude Mathot in exchange for 300,000 shares of the Company's common stock. In addition, Mr. Tremain became Chairman of the Board of the Company and Mr. Mathot became President and Chief Operating Officer of the Company. Because HOD has no assets or management contracts at the date of purchase, the transaction, in substance, represents payment for employment services. As a result, the Company expensed $824,000, the estimated fair market value of the stock in 1997. In connection with the transaction, Non-Qualified Stock Option Agreements were entered into with Mr. Tremain and Mr. Mathot, each agreement granting options covering 250,000 shares of the Company's common stock at an exercise price of $3.00 per share, approximately $0.25 per share in excess of the fair market value at the date of grant. The options terminated upon termination of employment by Mr. Tremain and Mr. Mathot as described below.

In June 1998, Mr. Tremain tendered his resignation as Chairman of the Board of the Company effective June 26, 1998. In September 1998, Mr. Mathot tendered his resignation as President and Director of the Company effective September 30, 1998. In accordance with their employment agreements, Mr. Tremain and Mr. Mathot received $100,000 and $175,000, respectively, in severance compensation. Also pursuant to their employment agreements, which required the Company to purchase any common stock held by Mr. Tremain and Mr. Mathot at the greater of fair market value or his cost, the Company purchased 280,000 shares of the Company's common stock from Mr. Tremain for $700,000 and 260,000 shares of the Company's common stock from Mr. Mathot for $656,000. As a result of these transactions, the Company recorded an expense of $744,000 during fiscal 1998.

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

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment consist of the following:

                                                  September 30,
                                                -----------------
                                                 1998      1997
                                               --------   -------
                                                  (In thousands)
     Building and improvements.............    $ 10,554   $ 7,583
     Equipment.............................       1,592       405
     Furniture and fixtures................       1,365     1,124
                                               --------   -------

                                                 13,511     9,112
     Less accumulated depreciation
      and amortization.....................      (3,702)   (2,970)
                                               --------   -------
                                                  9,809     6,142
     Land..................................         406       275
     Construction in progress..............         869         -
                                               --------   -------

        Net property, plant and equipment..    $ 11,084   $ 6,417
                                               ========   =======

NOTE 5 - LONG-TERM DEBT

In January 1997, the Company refinanced a bank term loan assumed in the acquisition of the Stockyards Hotel, which is secured by a deed of trust on the hotel property. This note is payable in 120 monthly installments of $11,442 plus accrued interest and bears interest at the established prime rate. At September 30, 1998 and 1997, the balance owed on this debt was $1,213,000 and $1,350,000, respectively.

The prime rate at September 30, 1998 was 8.25%.

At September 30, 1998, future principal payments on long-term debt are due as follows:

          1999...................................  $   138
          2000...................................      138
          2001...................................      138
          2002...................................      138
          2003 and thereafter....................      661
                                                   -------
                                                   $ 1,213
                                                   =======

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:
                                                            September 30
                                                         ------------------
                                                           1998      1997
                                                         -------   --------
                                                           (In thousands)

     Accrued EPA costs................................   $ 2,950   $ 3,550
     Accrued stock purchase...........................       656         -
     Accrued sales tax................................       149       112
     Accrued payroll..................................       122        43
     Accrued bonus....................................       146       813
     Accrued severance................................       175         -
     Other............................................       595       496
                                                         -------   -------
                                                         $ 4,793   $ 5,014
                                                         =======   =======

NOTE 7 - INCOME TAXES

The provision (benefit) for income taxes includes the following:
                                                     Years Ended September 30,
                                                    ---------------------------
                                                      1998      1997      1996
                                                    -------   -------   -------
                                                          (In thousands)
Current:
   Federal........................................  $(1,102)  $ 5,049   $    47
   State..........................................       54       430       170
Deferred federal..................................     (240)     (837)      594
                                                    -------   -------   -------
                                                    $(1,288)  $ 4,642   $   811
                                                    =======   =======   =======

The income tax provision (benefit) is categorized as follows:
                                                     Years Ended September 30,
                                                    ---------------------------
                                                      1998      1997      1996
                                                    -------   -------   -------
                                                          (In thousands)

Continuing operations............................   $(1,288)  $(3,543)  $  (538)
Discontinued operations..........................         -     8,185     1,349
                                                    -------   -------   -------
                                                    $(1,288)  $ 4,642   $   811
                                                    =======   =======   =======

Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred tax liabilities and assets are comprised of the following:

                                                        September 30,
                                                     --------------------
                                                      1998          1997
                                                     ------        ------
              Gross deferred tax liabilities            (In thousands)
              ------------------------------
              Depreciation                           $  204        $  276
                                                     ------        ------

              Gross deferred tax assets
              ---------------------------
              EPA liability                           1,190         1,003
              Pre-opening expenses                      252             -
              Other                                     181           106
                                                     ------        ------
                                                      1,623         1,109
              Valuation allowance                         -             -
                                                     ------        ------
                                                      1,623         1,109
                                                     ------        ------
              Net deferred tax asset                 $1,419        $  833
                                                     ======        ======

The Company's consolidated income tax benefit from continuing operations differs from that amount calculated by applying the federal statutory rate for the following reasons (in thousands):

                                                Years Ended September 30,
                                                --------------------------
                                                 1998       1997     1996
                                                -------   -------   ------

Tax benefit at 34% federal statutory rate.....  $(1,291)  $(3,875)  $ (554)
Loss of deduction from HOD stock received in
 tax-free exchange............................        -       298        -
Other, net....................................        3        34       16
                                                -------   -------   ------
                                                $(1,288)  $(3,543)  $ (538)
                                                =======   =======   ======

NOTE 8 - STOCKHOLDERS' EQUITY

STOCK OPTIONS

In September 1989, the Board of Directors adopted the Buffton Corporation Equity Participation Plan (the "1989 Plan") to afford key employees the opportunity to purchase shares of the Company's common stock as a reward for past performance and an incentive for future performance. Under the 1989 Plan, 500,000 shares of the Company's stock could be issued. At February 3 and August 2, 1995, 450,000 options and 50,000 options, respectively, were granted to certain officers of the Company at an exercise price of $1.50 per share which was the fair market value at date of grant. The non-qualified options were exercised during 1997. At September 30, 1998 there were no shares available for grant.

In August 1996, the Board of Directors adopted the Buffton Corporation Equity Participation Plan (the "1996 Plan") to afford key employees the opportunity to purchase shares of the Company's common stock as a reward for past performance and an incentive for future performance. Under the 1996 Plan, 300,000 shares of the Company's stock may be issued. In August and September, 1996, 260,000 non-qualified options were granted to certain officers of the Company at an exercise price of $1.62-$1.94 per share which was the fair market value at date of grant. The options are fully vested and must be exercised within five years of the date of grant. The options do not terminate upon termination of the officer's employment and may be transferred by will or by the laws of descent and distribution. The options may be exchanged for options that are substantially equivalent in number, percentage of ownership and price (as it relates to book value) in each of the Company's subsidiaries. Additionally, in September 1996, 40,000 options were granted under the 1996 Plan to certain employees of the Company at an exercise price of $1.94 which was the fair market value at date of grant. The term of the options is for six years and become exercisable at a rate of 20% per year beginning one year after the date of grant. The options terminate and become unexercisable upon termination of the employee, unless such termination is without cause or is due to death or total and permanent disability. At September 30, 1998 there were no shares available for grant.

The Company currently maintains an Employee Incentive Stock Option Plan (Employee Plan), which allows certain employees and officers of the Company, other than officers serving on the Board of Directors to acquire or increase their proprietary interest in the success of the Company and encourage such individuals to remain in the employ of the Company. A total of 100,000 shares of the Company's common stock can be issued under the Employee Plan. Stock options issued are subject to certain terms and conditions. Options granted must be exercised within ten years of the date of such grant or within five years, if an option is granted to an employee who owns in excess of 10% of all outstanding common stock of the Company. Generally options are not exercisable until the employee has been continuously employed by the Company for one year. Options terminate and become unexercisable upon the termination of the employee, unless such termination is without cause or is due to death or total and permanent disability. On August 2, 1995, and December 26, 1995, 80,000 and 20,000 options, respectively, were granted to certain employees of the Company at an exercise price of $1.50 per share which was the fair market value at date of grants. In 1997, 40,000 options were cancelled after certain employees terminated their employment. At September 30, 1998, there were no shares available for grant.

A summary of outstanding options issued under the above option plans is as follows:

                                                          Weighted               Weighted                Weighted
                                                1989      Average      1996      Average     Employee    Average
                                                Plan      Exercise     Plan      Exercise      Plan      Exercise
                                               Options     Price      Options     Price      Options      Price
                                               -------    --------    -------    --------    --------    --------
Options outstanding
  September 30, 1995.........................      500       $1.50          -       $   -          80       $1.50

  Issued.....................................        -           -        300        1.73          20        1.50
                                                  ----       -----       ----       -----         ---       -----

Options outstanding
  September 30, 1996.........................      500        1.50        300        1.73         100        1.50
  Exercised..................................      500        1.50        260        1.69          10        1.50
  Cancelled..................................        -           -          -           -          40        1.50
                                                  ----       -----       ----       -----         ---       -----

Options outstanding
  September 30, 1998 and 1997................        -       $   -         40       $1.94          50       $1.50
                                                  ====       =====       ====       =====         ===       =====

Options currently exercisable
  September 30, 1998.........................        -       $   -         16       $1.94          27       $1.50
                                                  ====       =====       ====       =====         ===       =====

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

On July 1, 1997, the Company's Board of Directors approved a non-qualified stock option agreement with Robert H. McLean, Chairman of the Board and Chief Executive Officer of the Company. Under the agreement, 300,000 options to purchase shares of the Company's stock at an exercise price of $3.00 (approximately $0.25 per share in excess of the fair market value at the date of issuance). The options are fully vested and must be exercised within five years of the date of issuance. The options do not terminate upon termination of Mr. McLean's employment and may be transferred by will or by the laws of descent and distribution.

In December 1997, the Board of Directors adopted the BFX Hospitality Group, Inc. 1997 Employee Stock Option Plan (the "1997 Plan") which was approved by the stockholders of the Company in February 1998. The total number of options to purchase shares that may be granted is 200,000 shares. The maximum number of options that may be granted to an employee in a year is 25,000. At the date of grant, the Board of Directors will determine if the option is an incentive option or a non-qualified option. On July 2, 1998, the Company's Board of Directors approved an incentive stock option agreement pursuant to the terms of the 1997 Plan with Robert Korman, Chief Financial Officer of the Company. Under the agreement, 25,000 options were issued to purchase shares of the Company's stock at an exercise price of $3.00 (approximately $0.87 per share in excess of the fair market value at the date of issuance). The options are fully vested and must be exercised within five years of the date of issuance. The options do not terminate upon termination of Mr. Korman's employment and may be transferred by will or by the laws of descent and distribution. At September 30, 1998, there were 175,000 shares available to grant under the 1997 Plan.

A summary of outstanding options issued under the above agreements is as follows:

                                                                  Weighted
                                                   Other Non-     Average
                                                   Qualified      Exercise
                                                    Options        Price
                                                   ----------     --------

Options outstanding
  September 30, 1995.............................           -     $     -

  Issued.........................................         150         2.00
                                                   ----------     --------

Options outstanding
  September 30, 1996.............................         150         2.00

  Issued.........................................         950         2.88
  Exercised......................................           -
  Cancelled......................................         150         2.00
                                                   ----------     --------

Options outstanding
  September 30, 1997.............................         950         2.88

Issued...........................................          25         3.00

Cancelled........................................         500         3.00
                                                   ----------     --------

Options outstanding
  September 30, 1998.............................         475     $   2.84
                                                   ==========     ========

Options currently exercisable
  September 30, 1998.............................         475     $   2.84
                                                   ==========     ========

The following table summarizes all stock options outstanding and exercisable at September 30,1998:

                          Outstanding                         Exercisable
             ----------------------------------------   -----------------------
 Exercise                 Weighted        Weighted                  Weighted
   Price                  Average         Average                   Average
   Range     Shares    Remaining Life  Exercise Price   Shares   Exercise Price
   -----     ------    --------------  --------------   ------   --------------

$1.50-1.94    90,000        5.6           $ 1.70         43,000           $1.66
 2.50        150,000        0.3             2.50        150,000            2.50
 3.00        325,000        3.5             3.00        325,000            3.00
             -------                                    -------
             565,000        3.2             2.66        518,000            2.74
             =======                                    =======


The Company applies APB Opinion 25, "Accounting for Stock Issued To Employees", and related interpretations in accounting for options granted under the Plans. Accordingly, no compensation cost has been recognized at the grant date for options issued at fair market value. Had compensation cost for the Company's stock option plan been determined based on the fair value at grant date for awards in fiscal 1998, 1997 and 1996 in accordance with the provisions of FAS 123, "Accounting for Stock-Based Compensation", the Company's net income (loss) and diluted earnings per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amount):

                                          Fiscal 1998   Fiscal 1997  Fiscal 1996
                                          -----------   -----------  -----------
Net income (loss), as reported              $(2,509)       $6,658       $1,394
Net income (loss), pro forma                 (2,533)        5,716        1,293
Diluted earnings per share, as reported       (0.47)         0.96          .22
Diluted earnings per share, pro forma         (0.47)         0.82          .20

The fair value of each option grant is calculated on the date of grant using the Black Scholes option-pricing model based upon the following assumptions: expected volatility of 60%; risk-free interest rate of 6.0%; expected life of 5 years and no expected dividend payments. The weighted average fair value of options granted during fiscal 1998 and fiscal 1997 was $1.03 and $1.00, respectively.

On March 21, 1997, Robert H. McLean, Robert Korman and Walter D. Rogers, then President of CTI and a Director of the Company, exercised outstanding options to purchase 500,000 shares at $774,000, 110,000 shares at $169,400 and 150,000 shares at $247,000, respectively. The fair market value at the date of exercise was $2.56 per share. Pursuant to the terms of their stock option agreements, each paid the purchase price by executing a promissory note, with full recourse, in the principal amount of the respective purchase price payable one year from date of exercise. The notes are recorded as a reduction of stockholders' equity in the Company's accompanying Consolidated Balance Sheet. The Company received a tax benefit of approximately $256,000, which has been credited directly to paid in capital.

In October 1997, pursuant to the terms of their respective note agreements, Mr. McLean and Mr. Korman tendered to the Company 187,409 and 41,017 shares, respectively, of the Company's stock to repay their loans. The shares were tendered on October 8, 1997 at a value of $4.13 per share, which was the closing price per share of the Company's common stock on that date.

In October 1997, pursuant to the terms of his note agreement, Mr. Rogers tendered to the Company 29,904 shares of its common stock owned by Mr. Rogers in payment of one-half of the principal balance of the note in the amount of $123,500. Mr. Rogers tendered the shares on October 8, 1997 at a value of $4.13 per share, which was the closing price per share of the Company's common stock on that date. The Company also amended the note described above, as of October 21, 1997, to (i) extend the due date for the principal sum of $26,500 until February 3, 2000; (ii) extend the due date for the principal sum of $97,000 until September 6, 2001; (iii) eliminate any interest charges prior to maturity; and (iv) provide for the payment of the note by the delivery of shares of the Company's common stock valued at the greater of book or market value.

NOTE 9 - EMPLOYEE BENEFIT PLANS

The Company has established a Defined Contribution Plan ("the Plan") written in conformity with Section 401(k) of the Internal Revenue Code covering all employees subject to certain eligibility requirements. Under the Plan the Company contributes a discretionary amount to a trust each year. The amounts charged against income for the Company's contribution for the years ended September 30, 1998, 1997 and 1996 were $40,000, $30,000 and $19,000, respectively.

NOTE 10 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash and cash equivalents, receivables, accounts payable, accrued liabilities and amounts outstanding under a certain debt agreement. Management believes the fair values of these instruments approximate the related carrying values as of September 30, 1998 because of their short-term nature and/or variable interest rates.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company has various leases for real property and equipment. In addition to rental payments, certain leases provide that the Company pay taxes, insurance and other operating expenses applicable to the leased property. Rental expense under operating leases for the years ended September 30, 1998, 1997 and 1996 was $439,000, $467,000 and $795,000, respectively.

At September 30, 1998, future minimum payments for non-cancelable operating leases for facilities and equipment with terms in excess of one year were as follows (in thousands):

          1999.........................................  $  421
          2000.........................................     367
          2001.........................................     357
          2002.........................................     357
          2003 and beyond..............................   1,910
                                                         ------
                                                         $3,412
                                                         ======

During 1992, the United States Environmental Protection Agency (EPA) issued a Record of Decision (ROD) with respect to the Company's Superfund Site in Vestal, New York. The ROD required the Company to construct a water treatment facility at the site and to pump contaminated ground water from bedrock and overburden extraction wells for 15 to 30 years until remediation goals were met. Due to concerns about the correctness of the remedy provided for in the ROD, the Company performed additional fieldwork and, in 1995, the EPA agreed the remedy needed to be modified. After additional discussions with the EPA, a revised ROD was issued in July 1997. The revised ROD eliminates certain provisions of the original ROD and primarily includes the removal and treatment of contaminated soil. At September 30, 1997, the Company had accrued environmental remediation expenses of $3,550,000. In June 1998, the Company signed a Consent Decree with the EPA in regard to the implementation of the agreed-upon remedy and ongoing monitoring of the property. In addition, the Company reimbursed the EPA $550,000 for monies spent by the EPA at the Company's Superfund Site over a ten-year period from October 1987 through April 1997. At September 30, 1998, the Company has a liability accrued of $2,950,000 representing the estimated future costs of implementing the agreed-upon remedy of which $250,000 is expected to be incurred in fiscal 1999.

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

NOTE 12 - SETTLEMENT OF SHAREHOLDER LITIGATION

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

NOTE 13 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental schedule of cash payments:
                                           Years Ended September 30,
                                           -------------------------
                                             1998     1997     1996
                                           -------  -------  -------
                                                 (In thousands)
    Cash paid for:
       Interest..........................  $   120  $   193  $   231
       Income taxes......................      112    5,218       44


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the years ended September 30, 1998, 1997 and 1996, the Company issued 45,000 (all from treasury), 500,000 (including 200,000 shares from treasury) and 90,000 shares, respectively, of common stock to key employees and certain officers and directors as payment for services and bonuses. The Company recognized $114,000, $1,237,000 and $139,000, respectively, as compensation related to the issuance of the shares which amount represented fair market value at date of issuance.

During the year ended September 30, 1996, the Company acquired the operating assets of Cabo and acquired the assets and assumed certain liabilities of the Stockyards Hotel. In connection with the acquisitions, cash was paid as follows (in thousands):

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

In October 1997, Mr. McLean, Mr. Korman and Mr. Rogers tendered to the Company 187,409, 41,017 and 29,904 shares, respectively, of the Company's stock to repay their loans of $774,000, $169,400 and $123,500, respectively.

                                                                     SCHEDULE IX
                                                                     -----------


                          BFX HOSPITALITY GROUP, INC.
                          ---------------------------

                       VALUATION AND QUALIFYING ACCOUNTS



                                     Balance     Charged to     Charged to                  Balance
                                   at beginning   costs and       other                     at end
Description                         of period     expenses       accounts     Deductions   of period
-------------------------------    ------------  -----------  --------------  -----------  ---------
                                                            (In thousands)
Reserve for estimated losses
on accounts receivable - trade:

September 30, 1997                     $   35      $    -        $ (35)/(a)/   $     -           -
September 30, 1996                         75         (25)           -             (15)         35

Reserve for estimated losses
on notes receivable:

September 30, 1997                          -         635            -            (635)          -

(a)  Includes amounts associated with CTI (see Note 2).

                          BFX HOSPITALITY GROUP, INC.
                          ---------------------------


                                1998 FORM 10-K

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

   3.4 Restated by-laws of Buffton Corporation dated February 21, 1989 (Exhibit 4.5 to Form 10-Q for the quarter ended March 31, 1989 and incorporated herein by reference) .

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

   4 Rights Agreement (Exhibit 1 to Form 8-K dated June 23, 1988 and incorporated herein by reference).

  10 Asset Purchase Agreement dated January 19, 1996 incorporated herein by reference to Form 8-K dated January 19, 1996.

   10.1 Rights Amendment Agreement dated November 15, 1995 incorporated herein by reference to Form 8-K dated November 15, 1995.

   10.2 Asset Purchase Agreement of Current Technology, Inc. incorporated herein by reference to the Definitive Proxy Statement dated April 23, 1997.

   10.3 Asset Purchase Agreement between Main Street Realty, Inc. and 100 Main Realty Ltd., a limited partnership controlled by Robert H. McLean, CEO of the Company, dated July 1, 1997 incorporated herein by reference to Form 10-K dated September 30, 1998.

   21     Subsidiaries of the Company

   23     Consent of Independent Accountants

   27     Financial Data Schedule