Form 10-Q
period 1998-12-31
BFX HOSPITALITY GROUP INC
filed 1999-02-12
CIK 351220

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

     For the quarterly period ended December 31, 1998 or

--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________ to _____________

     Commission file number 1-9822


                          BFX HOSPITALITY GROUP, INC.
             -----------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

            Delaware                                  75-1732794
---------------------------------------  ---------------------------------------
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Number of shares outstanding at:
           Class                                          February 5, 1999
---------------------------------------         --------------------------------
     Common stock, $.05 par value                             3,991,863

                          BFX HOSPITALITY GROUP, INC.

                                     Index
                                     -----



                                                                            Page
                                                                            ----

Part I - Financial Information............................................     3

Item 1 - Financial Statements.............................................     3

Consolidated Condensed Balance Sheets December 31, 1998 (Unaudited)
  and September 30, 1998..................................................     3

Consolidated Condensed Statements of Operations (Unaudited)
  Three Months Ended December 31, 1998 and 1997...........................     4

Consolidated Condensed Statements of Cash Flow (Unaudited)
  Three Months Ended December 31, 1998 and 1997...........................     5

Supplemental Disclosures of Cash Flow Information (Unaudited).............     5

Notes to Consolidated Condensed Financial Statements (Unaudited)..........     6

Item 2 - Management's Discussion and Analysis of Financial Condition and
  Results of Operations...................................................     7

Part II - Other Information...............................................    10

Signatures................................................................    11

PART I  - FINANCIAL INFORMATION

Item 1. - Financial Statements

                          BFX HOSPITALITY GROUP, INC.

                     Consolidated Condensed Balance Sheets
                     -------------------------------------

                                                    December 31,   September 30,
                                                        1998            1998
                                                    -------------  -------------
                                                     (Unaudited)
                          Assets                           (In thousands)
                          ------
Current assets:
  Cash and cash equivalents.........................   $ 2,652         $ 5,342
  Accounts receivable...............................        99             128
  Inventories.......................................       199             148
  Income tax receivable.............................     1,234           1,102
  Prepaid and other current assets..................        62             120
                                                       -------         -------
     Total current assets...........................     4,246           6,840
                                                       -------         -------

Property, plant and equipment, at cost:
  Land, building and improvements...................    15,770          14,786
  Less:  Accumulated depreciation and amortization..    (3,991)         (3,702)
                                                       -------         -------
     Net property, plant and equipment..............    11,779          11,084
                                                       -------         -------

Goodwill, net of amortization of $1,659,000 and
     $1,567,000, respectively.......................     3,306           3,397
Deferred income taxes...............................     1,419           1,419
Other assets, net...................................        72              70
                                                       -------         -------
                                                       $20,822         $22,810
                                                       =======         =======
       Liabilities and Stockholders' Equity
----------------------------------------------------
Current liabilities:
  Current portion of long-term debt.................   $   138         $   138
  Accounts payable..................................       679             578
  Accrued liabilities...............................     3,780           4,793
  Income taxes......................................       266             847
                                                       -------         -------
     Total current liabilities......................     4,863           6,356

Long-term debt......................................     1,040           1,075
                                                       -------         -------
     Total liabilities..............................     5,903           7,431
                                                       -------         -------

Stockholders' equity:
  Preferred stock $.01 par value; 5,000,000 shares
     authorized; no shares issued and outstanding...         -               -
  Common stock $.05 par value; 30,000,000 shares
     authorized; outstanding shares 7,786,878.......       389             389
  Additional paid-in capital........................    16,583          16,583
  Retained earnings.................................     7,043           7,307
  Treasury stock, at cost, 3,768,100 and
      3,637,850 shares, respectively................    (8,973)         (8,777)
  Employee notes for stock purchase.................      (123)           (123)
                                                       -------         -------
     Total stockholders' equity.....................    14,919          15,379
                                                       -------         -------
                                                       $20,822         $22,810
                                                       =======         =======
See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                          BFX HOSPITALITY GROUP, INC.

          Consolidated Condensed Statements of Operations (Unaudited)
          ----------------------------------------------------------



                                                      Three Months
                                                    Ended December 31,
                                                   --------------------
                                                     1998        1997
                                                   --------    --------
                                                (In thousands, except per
                                                      share amounts)


Net revenues....................................     $3,773     $2,206
                                                     ------     ------

Cost of goods sold (exclusive of depreciation)..        949        487
Selling, general and administrative.............      2,860      2,197
Depreciation and amortization...................        380        261
                                                      -----      -----
 Total operating costs and expenses                   4,189      2,945
                                                      -----      -----

Net loss before other income
  and income taxes..............................       (416)      (739)
                                                      -----      -----

Other income (expense):
 Interest income................................         44        211
 Interest expense...............................        (24)       (30)
                                                      -----      -----
                                                         20        181
                                                      -----      -----

Loss before income taxes........................       (396)      (558)
Income tax benefit..............................        132        195
                                                      -----      -----
Net loss........................................       (264)      (363)
                                                      =====      =====

Basic and diluted earnings per share:

Net income
(loss)..........................................     $(0.06)    $(0.06)
                                                     ======     ======

Weighted average common shares outstanding......      4,106      5,615
                                                     ======     ======


See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                          BFX HOSPITALITY GROUP, INC.

           Consolidated Condensed Statements of Cash Flow (Unaudited)
           ----------------------------------------------------------



                                                      Three Months
                                                    Ended December 31,
                                                    ------------------
                                                      1998      1997
                                                    --------  --------
                                                     (In thousands)


Net cash provided (used) by operating activities..  $(1,475)  $   500
                                                    -------   -------

Cash flows from investing activities:
  Additions to property, plant and equipment......     (984)   (1,784)
                                                    -------   -------
Net cash used in investing activities.............     (984)   (1,784)
                                                    -------   -------

Cash flows from financing activities:
  Repayments of long-term debt....................      (35)      (34)
  Treasury stock purchases........................     (196)     (528)
                                                    -------   -------
Net cash used in financing activities.............     (231)     (562)
                                                    -------   -------

Net decrease in cash..............................   (2,690)   (1,846)
Cash at beginning of period.......................    5,342    16,356
                                                    -------   -------

Cash at end of period.............................  $ 2,652   $14,510
                                                    =======   =======




         Supplemental Disclosures of Cash Flow Information (Unaudited)
         -------------------------------------------------------------

Supplemental schedule of cash payments:
                                                      Three Months
                                                    Ended December 31,
                                                    ------------------
                                                      1998      1997
                                                    --------  --------
                                                     (In thousands)

Cash paid for:
 Interest........................................   $    24   $    30
 Income taxes....................................       582        63




See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                          BFX HOSPITALITY GROUP, INC.


       Notes to Consolidated Condensed Financial Statements (Unaudited)
       ----------------------------------------------------- ---------



Note A
------

     In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of BFX Hospitality Group, Inc. (the Company), as of December 31, 1998, and the results of its operations and its cash flows for the three month periods ended December 31, 1998 and 1997.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1998 BFX Hospitality Group, Inc. Form 10-K.



Note B
------

     The results of operations for the three-month period ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.



Note C
------

     During 1992, the United States Environmental Protection Agency (EPA) issued a Record of Decision (ROD) with respect to the Company's Superfund Site in Vestal, New York. The ROD required the Company to construct a water treatment facility at the site and to pump contaminated ground water from bedrock and overburden extraction wells for 15 to 30 years until remediation goals were met. Due to concerns about the correctness of the remedy provided for in the ROD, the Company performed additional fieldwork and, in 1995, the EPA agreed the remedy needed to be modified. After additional discussions with the EPA, a revised ROD was issued in July 1997. The revised ROD eliminates certain provisions of the original ROD and primarily includes the removal and treatment of contaminated soil. At September 30, 1997, the Company had accrued environmental remediation expenses of $3,550,000. In June 1998, the Company signed a Consent Decree with the EPA in regard to the implementation of the agreed-upon remedy and ongoing monitoring of the property. In addition, the Company reimbursed the EPA $550,000 for monies spent by the EPA at the Company's Superfund Site over a ten-year period from October 1987 through April 1997. At December 31, 1998, the Company has a liability accrued of $2,940,000 representing the estimated future costs of implementing the agreed-upon remedy.

                          BFX HOSPITALITY GROUP, INC.

PART I - FINANCIAL INFORMATION
------------------------------

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

General Information

     At December 31, 1998, the Company owned and operated food service, lodging and entertainment facilities in Texas and Louisiana.


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


Results of Operations

     Revenues for the three month period ended December 31, 1998 increased 71% due to the opening of the second Cabo unit in Houston, Texas in April 1998, the opening of the H3 Ranch restaurant located in the Stockyards Hotel in August 1998 and the opening of the third Cabo unit in Fort Worth, Texas in December 1998. Future revenues are expected to increase as additional Cabo units are planned to open during fiscal 1999.

Costs of goods sold (which consists primarily of food and beverage costs) during the three month period ended December 31, 1998 increased 95% compared to the prior year quarter. As a percent of related revenue, these costs were 25% during 1998 versus 22% a year earlier. The absolute increase is due to increased revenues discussed above. The increase in costs as a percentage of revenues is due to the decreased percentage of sales from the Stockyards Hotel which have a lower cost of goods sold than the Company's other concepts.

Selling, general and administrative expenses for the three month period ended December 31, 1998 increased 30% compared to the prior year quarter. The primary reasons for the increase is the inclusion of the results of operations of Cabo Travis and H3 Ranch from their respective opening dates in fiscal 1998 and Cabo Fort Worth from its opening date in fiscal 1999.

     The decrease in interest income to $44,000 for the 1998 three-month period from $211,000 in 1997 is due to the reduction in cash balances due to investing and financing activities in fiscal 1998 and 1999. See Liquidity and Capital Resources.

     The decrease in interest expense to $24,000 for the 1998 three month period from $30,000 in 1997 is primarily due to the reduction of a mortgage loan balance under the terms of the Company's note agreement.

Liquidity and Capital Resources

     The Company's cash decreased $2,690,000 from $5,342,000 at September 30, 1998 to $2,652,000 at December 31, 1998. The cash used in operating activities during the three months ended December 31, 1998 was primarily attributable to payments made to Jean-Claude Mathot, a former officer of the Company, totaling $831,000 pursuant to the terms of his employment agreement upon termination of his employment. The total payment included $656,000 to purchase shares of the Company's common stock owned by Mr. Mathot and $175,000 for severance compensation. The expense related to this transaction was recorded in fiscal 1998. In addition, $582,000 was paid in federal and state tax liabilities that had been accrued in previous years.

     Cash used for investing activities of $984,000 related primarily to the construction of Cabo Fort Worth, opened during the first quarter of fiscal 1999.

     Cash used for financing activities of $231,000 was primarily the result of the Company purchasing 130,250 shares of its common stock at a total cost of $196,000 (average cost of $1.50 per share). The shares are recorded as treasury stock and will be available for employee stock plans and other corporate requirements.

     At December 31, 1998, the Company's only debt relates to a mortgage loan assumed in the acquisition of the Stockyards hotel with annual commitments of $138,000. The Company expects to incur approximately $2,000,000 in construction costs for the two additional Cabo units expected to open in the last two quarters of fiscal 1999 in Austin, Texas. Management anticipates incurring $250,000 in fiscal 1999 in the initial phase of implementing the agreed-upon remedy for its EPA Superfund Site. As long as the Company's shares continue to represent an attractive investment and a prudent use of capital, the Company intends to periodically purchase up to an additional 40,000 shares of the Company's common stock pursuant to its stock repurchase plan. Also, the Company will fund the cost of ensuring that the Company's systems are Year 2000 compliant, which are not currently expected to be significant. Management believes that cash flow from operations combined with cash on hand will provide sufficient resources to fund the Company's fiscal 1999 operations as well as its planned fiscal 1999 capital expenditures.

     During 1992, the United States Environmental Protection Agency (EPA) issued a Record of Decision (ROD) with respect to the Company's Superfund Site in Vestal, New York. The ROD required the Company to construct a water treatment facility at the site and to pump contaminated ground water from bedrock and overburden extraction wells for 15 to 30 years until remediation goals were met. Due to concerns about the correctness of the remedy provided for in the ROD, the Company performed additional fieldwork and, in 1995, the EPA agreed the remedy needed to be modified. After additional discussions with the EPA, a revised ROD was issued in July 1997. The revised ROD eliminates certain provisions of the original ROD and primarily includes the removal and treatment of contaminated soil. At September 30, 1997, the Company had accrued environmental remediation expenses of $3,550,000. In June 1998, the Company signed a Consent Decree with the EPA in regard to the implementation of the agreed-upon remedy and ongoing monitoring of the property. In addition, the Company reimbursed the EPA $550,000 for monies spent by the EPA at the Company's Superfund Site over a ten-year period from October 1987 through April 1997. At December 31, 1998, the Company has a liability accrued of $2,940,000 representing the estimated future costs of implementing the agreed-upon remedy.

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


                                       BFX HOSPITALITY GROUP, INC.
                                       (Registrant)



                                       By:  /s/ Robert H. McLean
                                           ------------------------
                                            Chairman of the Board
                                            and President
February 13, 1999
-----------------



                                       By:  /s/ Robert Korman
                                           -------------------------
                                            Vice President and
                                            Chief Financial Officer
February 13, 1999
-----------------