Form 10-Q
period 1999-06-30
BFX HOSPITALITY GROUP INC
filed 1999-07-28
CIK 351220

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---
     Act of 1934

     For the quarterly period ended June 30, 1999 or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________ to _____________

     Commission file number 1-9822


                          BFX HOSPITALITY GROUP, INC.
                          ---------------------------
            (Exact Name of Registrant as Specified in its Charter)

         Delaware                                        75-1732794
         --------                                        ----------
(State or Other Jurisdiction of              (IRS Employer Identification No.)
Incorporation or Organization)

             226 Bailey Avenue, Suite 101, Fort Worth, Texas 76107
             -----------------------------------------------------
             (Address and zip code of principal executive offices)

                                (817) 332-4761
                                --------------
             (Registrant's Telephone Number, Including Area Code)

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

Yes ___   No ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Number of shares outstanding at:
           Class                                      July 31, 1999
           -----                                      -------------
Common stock, $.05 par value                            3,983,866

                          BFX HOSPITALITY GROUP, INC.

                                     Index
                                     -----

                                                                            Page
                                                                            ----
Part I - Financial Information............................................     3

Item 1 - Financial Statements.............................................     3

Consolidated Condensed Balance Sheets June 30, 1999 (Unaudited)
  and September 30, 1998..................................................     3

Consolidated Condensed Statements of Operations (Unaudited)
  Three Months Ended June 30, 1999 and 1998...............................     4

Consolidated Condensed Statements of Operations (Unaudited)
  Nine Months Ended June 30, 1999 and 1998................................     5

Consolidated Condensed Statements of Cash Flow (Unaudited)
  Nine Months Ended June 30, 1999 and 1998................................     6

Supplemental Disclosures of Cash Flow Information (Unaudited).............     6

Notes to Consolidated Condensed Financial Statements (Unaudited)..........     7

Item 2 - Management's Discussion and Analysis of Financial Condition and
  Results of Operations...................................................     8

Item 3 - Quantitative and Qualitative Disclosure About Market Risk........    10

Part II - Other Information...............................................    11

Signatures................................................................    12

PART I  - FINANCIAL INFORMATION

Item 1. - Financial Statements

                          BFX HOSPITALITY GROUP, INC.

                     Consolidated Condensed Balance Sheets
                     -------------------------------------

                                                       June 30,    September 30,
                                                         1999           1998
                                                      -----------   -----------
                                                      (Unaudited)
                                                            (In Thousands)
                    Assets
                    ------
Current assets:
  Cash and cash equivalents.........................     $ 3,358     $ 5,342
  Accounts receivable...............................         178         128
  Inventories.......................................         204         148
  Income tax receivable.............................          26       1,102
  Prepaid and other current assets..................         121         120
                                                         -------     -------
     Total current assets...........................       3,887       6,840
                                                         -------     -------

Property, plant and equipment, at cost:
  Land, building and equipment......................      16,418      14,786
  Less: Accumulated depreciation and amortization...      (4,614)     (3,702)
                                                         -------     -------
    Net property, plant and equipment...............      11,804      11,084
                                                         -------     -------

Goodwill, net of amortization of $1,840,000 and
    $1,567,000, respectively........................       3,125       3,397
Deferred income taxes...............................       1,419       1,419
Other assets, net...................................          85          70
                                                         -------     -------
                                                         $20,320     $22,810
                                                         =======     =======
       Liabilities and Stockholders' Equity
       ------------------------------------
Current liabilities:
  Current portion of long-term debt.................     $   138     $   138
  Accounts payable..................................         604         578
  Accrued liabilities...............................         886       2,143
  Income taxes......................................         128         847
                                                         -------     -------
    Total current liabilities.......................       1,756       3,706

Long-term debt......................................         972       1,075
Accrued EPA costs...................................       2,650       2,650
                                                         -------     -------
    Total liabilities...............................       5,378       7,431
                                                         -------     -------

Stockholders' equity:
  Preferred stock $.01 par value; 5,000,000 shares
     authorized; no shares issued and outstanding...           -           -
  Common stock $.05 par value; 30,000,000 shares
     authorized; outstanding shares 7,786,878.......         389         389
  Additional paid-in capital........................      16,583      16,583
  Retained earnings.................................       7,079       7,307
  Treasury stock, at cost, 3,766,615 and
     3,637,850 shares, respectively.................      (8,986)     (8,777)
  Employee notes for stock purchase.................        (123)       (123)
                                                         -------     -------
    Total stockholders' equity......................      14,942      15,379
                                                         -------     -------
                                                         $20,320     $22,810
                                                         =======     =======

See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                          BFX HOSPITALITY GROUP, INC.

          Consolidated Condensed Statements of Operations (Unaudited)
          ----------------------------------------------------------

                                                          Three Months
                                                          Ended June 30,
                                                          --------------
                                                       1999            1998
                                                  --------------  ---------------
                                                     (In thousands, except per
                                                           share amounts)
Net revenues....................................         $4,359          $ 3,302
                                                         ------          -------

Cost of goods sold (exclusive of depreciation)..          1,038              771
Selling, general and administrative.............          2,964            3,535
Depreciation and amortization...................            402              291
                                                         ------          -------
 Total operating costs and expenses                       4,404            4,597
                                                         ------          -------
Net loss before other income
  and income taxes..............................            (45)          (1,295)
                                                         ------          -------
Other income (expense):
 Interest income................................             31              146
 Interest expense...............................            (22)             (30)
                                                         ------          -------
                                                              9              116
                                                         ------          -------

Loss before income taxes........................            (36)          (1,179)
Income tax benefit (expense)....................            (12)             375
                                                         ------          -------
Net loss........................................         $  (48)         $  (804)
                                                         ======          =======
Basic and diluted earnings per share:

Net loss........................................         $(0.01)         $ (0.15)
                                                         ======          =======
Weighted average common shares outstanding......          4,016            5,448
                                                         ======          =======

See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                          BFX HOSPITALITY GROUP, INC.

          Consolidated Condensed Statements of Operations (Unaudited)
          ----------------------------------------------------------

                                                          Nine Months
                                                          Ended June 30,
                                                  ------------------------------
                                                       1999            1998
                                                  --------------  --------------
                                                     (In thousands, except per
                                                           share amounts)
Net revenues....................................        $12,857          $ 8,130
                                                        -------          -------

Cost of goods sold (exclusive of depreciation)..          3,131            1,790
Selling, general and administrative.............          8,830            8,181
Depreciation and amortization...................          1,181              819
                                                        -------          -------
 Total operating costs and expenses                      13,142           10,790
                                                        -------          -------
Net loss before other income
  and income taxes..............................           (285)          (2,660)
                                                        -------          -------
Other income (expense):
 Interest income................................            101              530
 Interest expense...............................            (70)             (90)
                                                        -------          -------
                                                             31              440
                                                        -------          -------

Loss before income taxes........................           (254)          (2,220)
Income tax benefit..............................             26              725
                                                        -------          -------
Net loss........................................        $  (228)         $(1,495)
                                                        =======          =======
Basic and diluted earnings per share:

Net loss........................................        $ (0.06)         $ (0.27)
                                                        =======          =======
Weighted average common shares outstanding.......         4,030            5,552
                                                        =======          =======

See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                          BFX HOSPITALITY GROUP, INC.

          Consolidated Condensed Statements of Cash Flow (Unaudited)
          ----------------------------------------------------------

                                                      Nine Months
                                                      Ended June 30,
                                                --------------------------
                                                  1999              1998
                                                --------          --------
                                                      (In thousands)
Net cash used in operating activities.........  $    (7)          $(1,675)
                                                -------           -------
Cash flows from investing activities:
  Additions to property, plant and equipment..   (1,632)           (4,148)
                                                -------           -------
Net cash used in investing activities.........   (1,632)           (4,148)
                                                -------           -------

Cash flows from financing activities:
  Repayments of long-term debt................     (103)             (103)
  Treasury stock purchases....................     (242)           (1,504)
                                                -------           -------
Net cash used in financing activities.........     (345)           (1,607)
                                                -------           -------

Net decrease in cash..........................   (1,984)           (7,430)
Cash at beginning of period...................    5,342            16,356
                                                -------           -------

Cash at end of period.........................  $ 3,358           $ 8,926
                                                =======           =======


See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                          BFX HOSPITALITY GROUP, INC.

       Notes to Consolidated Condensed Financial Statements (Unaudited)
       ---------------------------------------------------------------

Note A
------

     In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of BFX Hospitality Group, Inc. (the Company), as of June 30, 1999, the results of its operations for the three and nine month periods ended June 30, 1999 and 1998 and its cash flows for the nine month periods ended June 30, 1999 and 1998.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1998 BFX Hospitality Group, Inc. Form 10-K.

Note B
------

     The results of operations for the three and nine month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

Note C
------

     During 1992, the United States Environmental Protection Agency (EPA) issued a Record of Decision (ROD) with respect to the Company's Superfund Site in Vestal, New York. The ROD required the Company to construct a water treatment facility at the site and to pump contaminated ground water from bedrock and overburden extraction wells for 15 to 30 years until remediation goals were met. Due to concerns about the correctness of the remedy provided for in the ROD, the Company performed additional fieldwork and, in 1995, the EPA agreed the remedy needed to be modified. After additional discussions with the EPA, a revised ROD was issued in July 1997. The revised ROD eliminates certain provisions of the original ROD and primarily includes the removal and treatment of contaminated soil. At September 30, 1997, the Company had accrued environmental remediation expenses of $3,550,000. In June 1998, the Company signed a Consent Decree with the EPA in regard to the implementation of the agreed-upon remedy and on-going monitoring of the property. In addition, the Company reimbursed the EPA $550,000 for monies spent by the EPA at the Company's Superfund Site over a ten-year period from October 1987 through April 1997. At June 30, 1999, the Company has a total liability accrued of $2,860,000 representing the estimated future costs of implementing the agreed-upon remedy. The Company anticipates approximately $210,000 to be incurred during the next 12 months and this amount is included in accrued liabilities in the accompanying Consolidated Condensed Balance Sheet.

BFX HOSPITALITY GROUP, INC.

PART I - FINANCIAL INFORMATION
------------------------------

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

General Information

     At June 30, 1999, the Company owned and operated food service, lodging and entertainment facilities in Texas and Louisiana.

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

Results of Operations

     Revenues for the 1999 three and nine month periods increased 32% and 58%, respectively, due to the opening of the second Cabo unit (Cabo-Travis) in Houston, Texas in April 1998, the opening of the H3 Ranch restaurant located in the Stockyards Hotel in August 1998 and the opening of the third Cabo unit in Fort Worth, Texas in December 1998.

     Consolidated costs of sales (which consist primarily of food and beverage costs) during the 1999 three and nine month periods versus 1998 increased 35% and 75%, respectively. As a percent of related revenue, these costs were 24% during the 1999 three month period versus 23% a year earlier. For the nine month period, the costs were 24% versus 22% a year earlier. The increase in absolute dollars was due to increased sales discussed above. The increase in costs as a percent of revenue is due to decreased percentage of sales from the Stockyards Hotel which have a lower cost of goods sold than the Company's other concepts.

     Consolidated selling, general and administrative expenses for the 1999 three month period decreased 16% compared to 1998. The primary reason for the decrease is due to significant reductions in corporate expenses resulting primarily from the closure of Hotels of Distinction in late fiscal 1998 and a reduction in start up costs associated with the opening of new restaurants. Consolidated selling, general and administrative expenses for the 1999 nine month period increased 8%, compared to 1998. The primary reason for the increase is the inclusion of the results of operations of Cabo Travis and H3 Ranch from their respective opening dates in fiscal 1998 and Cabo Fort Worth from its opening date in fiscal 1999, partially offset by reductions in corporate expenses as discussed above.

     The decrease in interest income to $31,000 for the 1999 three month period from $146,000 in 1998 and the decrease to $101,000 for the 1999 nine month period from $530,000 in 1998 is due to the reduction in cash balances due to investing and financing activities in fiscal 1998 and 1999. See Liquidity and Capital Resources.

     The decrease in interest expense to $22,000 for the 1999 three month period from $30,000 in 1998 and to $70,000 for the 1999 nine month period from $90,000 in 1998 is primarily due to the reduction of a mortgage loan balance under the terms of the Company's note agreement.

Liquidity and Capital Resources

     The Company's cash decreased $1,984,000 from $5,342,000 at September 30, 1998 to $3,358,000 at June 30, 1999. This decrease is primarily attributable to investing and financing activities.

     Cash used for investing activities of $1,632,000 related primarily to the construction of Cabo Fort Worth, opened during the first quarter of fiscal 1999.

     Cash used for financing activities of $345,000 was primarily the result of the Company purchasing 158,765 shares of its common stock at a total cost of $242,000 (average cost of $1.52 per share). The shares are recorded as treasury stock and will be available for employee stock plans and other corporate requirements.

     At June 30, 1999, the Company's only debt relates to a mortgage loan assumed in the acquisition of the Stockyards Hotel with annual commitments of $138,000. Management anticipates incurring approximately $210,000 during the next 12 months in the initial phase of implementing the agreed-upon remedy for its EPA Superfund Site. The Company will fund the cost of ensuring that the Company's systems are Year 2000 compliant, which are not currently expected to be significant. Management believes that cash flow from operations combined with cash on hand will provide sufficient resources to fund the Company's fiscal 1999 operations as well as its planned fiscal 1999 capital expenditures.

     During 1992, the United States Environmental Protection Agency (EPA) issued a Record of Decision (ROD) with respect to the Company's Superfund Site in Vestal, New York. The ROD required the Company to construct a water treatment facility at the site and to pump contaminated ground water from bedrock and overburden extraction wells for 15 to 30 years until remediation goals were met. Due to concerns about the correctness of the remedy provided for in the ROD, the Company performed additional fieldwork and, in 1995, the EPA agreed the remedy needed to be modified. After additional discussions with the EPA, a revised ROD was issued in July 1997. The revised ROD eliminates certain provisions of the original ROD and primarily includes the removal and treatment of contaminated soil. At September 30, 1997, the Company had accrued environmental remediation expenses of $3,550,000. In June 1998, the Company signed a Consent Decree with the EPA in regard to the implementation of the agreed-upon remedy and ongoing monitoring of the property. In addition, the Company reimbursed the EPA $550,000 for monies spent by the EPA at the Company's Superfund Site over a ten-year period from October 1987 through April 1997. At June 30, 1999, the Company has a total liability accrued of $2,860,000 representing the estimated future costs of implementing the agreed-upon remedy.

Year 2000

     The Company has assessed all systems that could potentially be affected by the Year 2000 Issue, including facility systems, POS systems, telephone hardware and software, out-sourced services and suppliers. Based on information currently available, management does not anticipate significant replacements of any of its computer systems. By August 1999, management expects to have obtained upgrades or replacements for all equipment that is not Year 2000 compliant. Management has the intent and ability to commit the required resources to the upgrades or replacements and believes the total cost will be immaterial. The Company will diligently test all upgrades or replacements prior to fall 1999 to ensure their compliance.

     In addition to the assessment of its systems, the Company is working with its key suppliers and other third parties with which it has a material relationship to determine that such parties are achieving compliance with respect to the Year 2000 Issue in those systems affecting the Company's operations. Although the Company believes that such persons are working diligently to properly address the Year 2000 Issue, the Company cannot guarantee that these third parties will be compliant in a timely manner, or that a failure to be compliant by another company would not have a material adverse effect on the Company.

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


                              BFX HOSPITALITY GROUP, INC.
                              (Registrant)


                              By: /s/ Robert H. McLean
                                  --------------------
                                      Chairman of the Board
                                      and President

July 28, 1999
-------------


                              By: /s/ Robert Korman
                                  -----------------
                                      Vice President and
                                      Chief Financial Officer

July 28, 1999
-------------