Form 10-K
period 1999-09-30
BFX HOSPITALITY GROUP INC
filed 1999-12-21
CIK 351220

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---
     ACT OF 1934

     For the fiscal year ended September 30, 1999

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 15, 1999 was $2,074,976

     The number of shares outstanding of the registrant's common stock, $.05 par value, as of December 15, 1999 was 3,968,866

                       Documents Incorporated By Reference

Portions of the following documents are incorporated by reference into the indicated part or parts of this report:

     Definitive proxy statement of the registrant relating to the 1999 Stockholders' meeting filed with the Commission pursuant to Regulation 14A
     - Parts I and III.

                          BFX HOSPITALITY GROUP, INC.

                          1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

PART I                                                                      PAGE
------                                                                      ----
  Item 1.     Business...................................................     3
  Item 2.     Properties.................................................     5
  Item 3.     Legal Proceedings..........................................     5
  Item 4.     Submission of Matters to a Vote of Security Holders........     5


PART II
-------

  Item 5.     Market for the Registrant's Common Stock and Related
              Stockholder Matters........................................     6
  Item 6.     Selected Financial Data....................................     7
  Item 7.     Management's Discussion and Analysis of Operations
                and Financial Condition..................................     8
  Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.    11
  Item 8.     Financial Statements and Supplementary Data................    11
  Item 9.     Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure.................................    11


PART III
--------

  Item 10.    Directors and Executive Officers of the Registrant.........    12
  Item 11.    Executive Compensation.....................................    12
  Item 12.    Security Ownership of Certain Beneficial Owners
                and Management...........................................    12
  Item 13.    Certain Relationships and Related Transactions.............    12

PART IV
-------

  Item 14.    Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K..............................................    13

  Signatures.............................................................    15

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

At September 30, 1999, the Company owns and operates food service, lodging and entertainment facilities in Texas and Louisiana.

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

American Food Classics, Inc. ("AFC") was organized in 1992 to develop, own and operate food service concepts that, once proven, can be expanded to multiple locations throughout the United States as well as internationally. AFC presently owns and operates Cabo, The Original "Mix Mex" Grill ("Cabo"), opened in December 1994 in Houston, Texas, offering fish tacos, habanero shrimp and other Mexican food with Central and South American influences. Cabo was acquired by AFC in January 1996. Cabo is an upscale taqueria with a distinctive "diner look" decor. A second Cabo unit opened in leased space in the downtown Houston historical district in April 1998. A third Cabo unit opened in leased space in downtown Fort Worth's Sundance Square in December 1998.

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

Employees
---------

The Company and its subsidiaries employed approximately 290 full-time and 114 part-time employees as of September 30, 1999, none of which were represented by unions. Relations with employees are satisfactory.

ITEM 2 - PROPERTIES
-------------------

General
-------

The Company and its subsidiaries have facilities with remaining primary lease terms ranging from one to ten years at annual base rentals of approximately $419,000. All leases provide for one or more renewal terms. All premises are in good condition, adequate and appropriate for the operations presently being conducted by the Company. The Company owns a manufacturing facility located in Vestal, New York. The 127,000 square foot facility is situated on approximately 14 acres. In conjunction with the 1991 sale of National Pipe Company, the buyer, LCP National Plastics, Inc. signed a ten year lease agreement with the Company and is presently occupying 100% of the facility. Annual rental for this lease is approximately $390,000 plus real estate taxes, insurance and all repairs.

Cat's Meow leases the facility in New Orleans, Louisiana for its entertainment and beverage operations. The facility has 3,000 square feet. Lucile's in Fort Worth, Texas leases approximately 5,000 square feet of space. The first Cabo unit in Houston, Texas leases approximately 3,000 square feet of space, the second Cabo unit in Houston, Texas leases approximately 8,000 square feet of space and the third Cabo unit in Fort Worth, Texas leases approximately 4,500 square feet of space.

The real estate for the Stockyards Hotel located in Fort Worth, Texas is owned and offers 52 guestrooms and approximately 3,500 square feet of meeting space and catering capabilities. H3 Ranch is a 5,000 square foot steakhouse concept located in the hotel's first floor space. Included in the Stockyards Hotel real estate are two valet parking lots totaling 1.3 acres.

The Company leases approximately 5,000 square feet of space at 226 Bailey Avenue in Fort Worth, Texas for its corporate headquarters.


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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted for a vote to security holders during the fourth quarter of the fiscal year ended September 30, 1999.

                                    PART II
                                    -------

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
     MATTERS
     -------

The Company's common stock is traded on the American Stock Exchange, under the common stock ticker symbol "BFX". The quarterly trading range of common stock follows:

     Fiscal 1999                        High   Low
                                       -----  -----
     October 1 - December 31.........  $2.00  $1.06
     January 1 - March 31............   1.94   1.06
     April 1 - June 30...............   1.50   1.06
     July 1 - September 30...........   1.50   0.75

     Fiscal 1998                        High    Low
                                       -----  -----
     October 1 - December 31.........  $4.13  $2.25
     January 1 - March 31............   3.00   2.13
     April 1 - June 30...............   2.44   1.75
     July 1 - September 30...........   2.25   1.38

The number of named stockholders of common stock as of September 30, 1999 was approximately 1,519 as recorded by the transfer agent and registrar.

There are no restrictions on declaration or payment of dividends; however, no dividends have been paid on common stock to date. The Company intends to maintain a policy of retaining earnings for use in the development of the business.

Continental Stock Transfer & Trust Company, 2 Broadway, New York, N.Y. 10004, is the transfer agent and registrar for the Company's common stock.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

                                                                    September 30,
                                              ---------------------------------------------------
For the year ended                               1999       1998       1997      1996      1995
------------------                            ---------  ---------  ---------  --------  --------
                                               (In thousands, except per share and ratio amounts)
Net revenues................................  $  17,212  $  11,513  $  10,518  $  9,298  $  6,946
                                              =========  =========  =========  ========  ========

Loss from continuing operations (a).........  $  (1,785) $  (2,509) $  (7,854) $   (921) $   (156)
Income (loss) from discontinued operations..          -          -     14,512     2,315    (1,053)
                                              ---------  ---------  ---------  --------  --------

Net income (loss)...........................  $  (1,785) $  (2,509) $   6,658  $  1,394  $ (1,209)
                                              =========  =========  =========  ========  ========

Basic and diluted earnings per share:
  Continuing operations.....................  $    (.44) $    (.47) $   (1.13) $   (.14) $   (.03)
  Discontinued operations...................          -          -       2.09       .36      (.19)
                                              ---------  ---------  ---------  --------  --------

  Net income (loss).........................  $    (.44) $    (.47) $     .96  $    .22  $   (.22)
                                              =========  =========  =========  ========  ========

(a) Effective June 3, 1997, the Company sold the assets of Current Technology, Inc. (CTI) to Danaher Corporation. The sale of CTI represented the discontinuation of the Electronic Products line of business. As a result, the selected financial data shows the effects if the sale of CTI had occurred at the beginning of fiscal 1995 and had been reported as discontinued operations.

At year end
-----------

Working capital.......................................  $ 1,224  $ 3,184  $10,797  $ 3,743  $ 2,824
Current assets........................................    4,326    6,840   16,563    6,917    5,429
Total assets..........................................   18,993   22,810   28,084   23,164   17,224
Long-term debt........................................      937    1,075    1,212    2,493        -
Total liabilities.....................................    5,609    7,431    6,978    5,671    2,605
Stockholders' equity..................................   13,384   15,379   21,106   17,493   14,619
Current ratio.........................................     1.39     1.87     2.87     2.18     2.08
Book value per share..................................     3.35     3.71     3.53     2.67     2.57
Total liabilities to equity...........................      .42      .48      .33      .32      .18
Number of outstanding shares, net of treasury shares..    3,999    4,149    5,975    6,544    5,685

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
-------------------------------------------------------------------------
         CONDITION
         ---------

General Information

At September 30, 1999, the Company owned and operated food service, lodging and entertainment facilities in Texas and Louisiana as discussed in Part I,
Item 1 - Business. Effective June 3, 1997, the Company sold the assets of Current Technology, Inc. (CTI) to Danaher Corporation. See Note 3 of Notes to Consolidated Financial Statements for details of the sale.

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

Results of Continuing Operations

1999 versus 1998

Net revenues in 1999 increased 50% compared to 1998 due to the opening of the second Cabo unit in Houston, Texas (Cabo Travis) in April 1998, the opening of the H3 Ranch restaurant located in the SYH in August 1998 and the opening of the third Cabo unit in Fort Worth, Texas (Cabo Fort Worth) in December 1998.

Costs of goods sold (which consists primarily of food and beverage costs) during 1999 increased 55% compared to 1998. As a percent of related revenue, these costs were 24% during 1999 versus 23% a year earlier. The absolute increase is due to increased revenues discussed above. The increase in costs as a percentage of revenues is due to the decreased percentage of sales from SYH which have a lower cost of goods sold than the Company's other concepts.

Selling, general and administrative expenses for 1999 increased 3% compared to 1998. Selling, general and administrative expenses in fiscal 1998 included costs associated with the resignations of Messrs. Tremain and Mathot from Hotels of Distinction. Eliminating those costs from 1998 results in an increase in selling, general and administrative expenses between the two years of 12%. This increase is primarily attributable to the inclusion of the results of operations of Cabo Travis, H3 Ranch and Cabo Fort Worth from their respective opening dates in fiscal 1998 and 1999.

During the fourth quarter of fiscal 1999, the Company determined that certain events and changes in circumstances indicated that the expected future cash flows (undiscounted and without interest charges) from the operation of certain Cabo restaurants would not be sufficient to recover the net book value of such assets. The Company's analysis indicated that a $1,854,000 write-down for Cabo Shepherd and Cabo Fort Worth was necessary. The shopping center in which Cabo Shepherd is located has experienced a decline in customer base resulting in significant available space for lease in the center. The change has resulted in reduced revenues at Cabo Shepherd causing operating losses and negative cash flow. The Company does not believe the management of the shopping center will be able to revitalize the shopping center in the near future. As a result, leasehold improvements and goodwill were written down by $174,000 and $680,000, respectively. When Cabo Fort Worth was opened in December 1998, certain aspects of the Cabo concept were not well received by customers in the market, resulting in higher than expected operating costs and negative cash flow. While the Company has made changes in the Cabo Fort Worth unit, management does not believe that future cash flows will be adequate to recover the net book value of assets at this restaurant. As a result, leasehold improvements were written down by $1,000,000.

Depreciation and amortization expense during 1999 increased 38% compared to 1998 due to the opening of the second Cabo unit in April 1998, capital improvements made at SYH resulting in the opening of the H3 Ranch restaurant in August 1998 and the opening of Cabo Fort Worth, December 1998.

The decrease in interest income to $138,000 for 1999 from $632,000 in 1998 is due to the reduction in cash balances due to investing and financing activities in fiscal 1998 and 1999.

The decrease in interest expense to $92,000 for 1999 from $120,000 in 1998 is primarily due to the reduction of a mortgage loan balance under the terms of the Company's note agreement.

Income tax benefit rate on the pre-tax loss from continuing operations was 33% in 1999 versus 34% in 1998. The 1999 benefit rate is lower due to increased state income taxes in 1999.

1998 versus 1997

Net revenues in 1998 increased 9% compared to 1997 due to the opening of Cabo Travis in Houston, Texas in April 1998. Revenues are expected to increase in fiscal 1999 as the third Cabo unit opened in the first quarter of fiscal 1999 and additional Cabo units are planned to open during fiscal 1999.

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

Liquidity and Capital Resources

Fiscal year ended September 30, 1999 -

The Company's cash decreased $2,306,000 from $5,342,000 at September 30, 1998 to $3,036,000 at September 30, 1999. The Company's operating activities used cash of $186,000 during fiscal 1999 compared to $2,089,000 during fiscal 1998. Adding back the fiscal 1999 non-cash items included in the income statement to the net loss of $1,785,000 results in cash from operating activities of $1,301,000. This was used primarily to reduce certain working capital items, primarily accrued liabilities of $1,011,000. Accruals associated with the EPA and HOD terminations declined $180,000 and $831,000, respectively, as such amounts were paid during fiscal 1999.

Cash used for investing activities of $1,725,000 related primarily to the construction of Cabo Sundance, which opened during the first quarter of fiscal 1999.

Cash used for financing activities of $395,000 was primarily the result of the Company purchasing 162,000 shares of its common stock at a total cost of $257,000 (average cost of $1.59 per share). The shares are recorded as treasury stock and will be available for employee stock plans and other corporate requirements.

At September 30, 1999, the Company's only debt relates to a bank term loan assumed in the acquisition of the Stockyards Hotel with annual commitments of $138,000. The Company incurred approximately $600,000 during the first quarter of fiscal 1999 to complete the construction on the Company's third Cabo unit opened in downtown Fort Worth, Texas. Management anticipates incurring $1,200,000 in fiscal 2000 in the initial phase of implementing the agreed-upon remedy for its EPA superfund site.

During 1992, the United States Environmental Protection Agency (EPA) issued a Record of Decision (ROD) with respect to the Company's Superfund Site in Vestal, New York. The ROD required the Company to construct a water treatment facility at the site and to pump contaminated ground water from bedrock and overburden extraction wells for 15 to 30 years until remediation goals were met. Due to concerns about the correctness of the remedy provided for in the ROD, the Company performed additional fieldwork and, in 1995, the EPA agreed the remedy needed to be modified. After additional discussions with the EPA, a revised ROD was issued in July 1997. The revised ROD eliminates certain provisions of the original ROD and primarily includes the removal and treatment of contaminated soil. At September 30, 1997, the Company had accrued environmental remediation expenses of $3,550,000. In June 1998, the Company signed a Consent Decree with the EPA in regard to the implementation of the agreed-upon remedy and on-going monitoring of the property. In addition, the Company reimbursed the EPA $550,000 for monies spent by the EPA at the Company's Superfund Site over a ten-year period from October 1987 through April 1997. At September 30, 1999, the Company has a total liability accrued of $2,770,000 representing the estimated future costs of implementing the agreed-upon remedy. The Company anticipates approximately $1,200,000 to be incurred during the next 12 months.

The Company's management believes that its current cash flows from operations is adequate to fund the Company's current operating needs, make annual payments under the mortgage note payable of $138,000, fund anticipated capital expenditures, as well as, its projected growth over the next twelve months.

Year 2000

The Company has assessed all systems that could potentially be affected by the Year 2000 Issue, including facility systems, POS systems, telephone hardware and software, out-sourced services and suppliers. The Company has not required significant replacements of its computer systems and has installed upgrades as needed. The total cost of the upgrades and replacements have not been material. The Company has tested all upgrades and replacements to ensure their compliance.

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

Impact of Inflation

From October 1996 to September 1999, inflation did not have a material impact on the Company's operations.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

Not applicable.

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

                                   PART III
                                   --------

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information required by this item with respect to Directors of the Company appears in the "Election of Directors" and "Executive Officers of the Company" sections of the definitive proxy statement of the Company relating to the Company's 2000 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A.

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

The information required by this item appears in the "Remuneration of Directors and Officers" section of the definitive proxy statement of the Company relating to the Company's 2000 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A.

ITEM 12 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

The information required by this item appears in the "Security Ownership" and "Election of Directors" sections of the definitive proxy statement of the Company relating to the Company's 2000 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

In accordance with Rule G(3) of the General Instructions, the information required by this item will be included under the caption, "Transactions with Management and Others" in the definitive proxy statement of the Company relating to the Company's 2000 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A.

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

          4 Rights Amendment Agreement (Exhibit 1 to Form 8-K dated February 11, 1999 and incorporated herein by reference).

          10 Asset Purchase Agreement dated January 19, 1996 incorporated herein by reference to Form 8-K dated January 19, 1996.

          10.1 Rights Amendment Agreement dated February 26, 1999 incorporated herein by reference to Form 8-K dated February 11, 1999.

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

BFX HOSPITALITY GROUP, INC.                                    Date
                                                       ---------------------

By: /s/ Robert H. McLean                                 December 21, 1999
    -------------------------------                    ---------------------
    Robert H. McLean, President and
    Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacity and on the dates indicated.

    /s/ Robert H. McLean                                 December 21, 1999
    ---------------------------------------            ---------------------
    Robert H. McLean, President,
    Chief Executive Officer and Chairman of
    the Board of Directors
    (Principal Executive Officer)

    /s/ Robert Korman                                    December 21, 1999
    ---------------------------------------            ---------------------
    Robert Korman, Vice President and
    Chief Financial Officer

    /s/ Bruno D'Agostino                                 December 21, 1999
    ---------------------------------------            ---------------------
    Bruno D'Agostino, Director

    /s/ John M. Edgar                                    December 21, 1999
    ---------------------------------------            ---------------------
    John M. Edgar, Director

    /s/ Hampton Hodges                                   December 21, 1999
    ---------------------------------------            ---------------------
    Hampton Hodges, Director

    /s/ H.T. Hunnewell                                   December 21, 1999
    ---------------------------------------            ---------------------
    H.T. Hunnewell, Director

    /s/Walter D. Rogers, Jr.                             December 21, 1999
    ---------------------------------------            ---------------------
    Walter D. Rogers, Jr., Director

    /s/ Russell J. Sarno                                 December 21, 1999
    ---------------------------------------            ---------------------
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

                       REPORT OF INDEPENDENT ACCOUNTANTS





To the Stockholders and Board of Directors of BFX Hospitality Group, Inc.

In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of BFX Hospitality Group, Inc. and its subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas
November 15, 1999

                          BFX HOSPITALITY GROUP, INC.

                     Consolidated Statements of Operations

                                                                              For the Years Ended September 30,
                                                                          ----------------------------------------
                                                                            1999            1998            1997
                                                                          --------        --------        --------
                                                                          (In thousands, except per share amounts)
Net revenues.......................................................       $ 17,212        $ 11,513        $ 10,518
                                                                          --------        --------        --------

Costs and expenses:
 Cost of goods sold................................................          4,185           2,698           2,277
 Selling, general and administrative...............................         12,311          11,974          14,483
 Write-down of long-lived assets...................................          1,854               -               -
 Expenses associated with revised EPA remedy.......................              -               -           4,417
 Depreciation and amortization.....................................          1,590           1,150           1,030
                                                                          --------        --------        --------

  Total costs and expenses.........................................         19,940          15,822          22,207
                                                                          --------        --------        --------

Net loss from continuing operations before other income (expense)
  and income taxes.................................................         (2,728)         (4,309)        (11,689)
                                                                          --------        --------        --------

Other income (expense):
  Interest income..................................................            138             632             485
  Interest expense.................................................            (92)           (120)           (193)
                                                                          --------        --------        --------
                                                                                46             512             292
                                                                          --------        --------        --------

Loss from continuing operations before income taxes................         (2,682)         (3,797)        (11,397)
Income tax benefit.................................................            897           1,288           3,543
                                                                          --------        --------        --------
Loss from continuing operations....................................         (1,785)         (2,509)         (7,854)
                                                                          --------        --------        --------

Discontinued operations:
  Income from operations, net of income tax expense of
   $933,000........................................................              -               -           1,509
 Gain on disposal, net of income tax expense
   of $7,252,000...................................................              -               -          13,003
                                                                          --------        --------        --------

 Income from discontinued operations...............................              -               -          14,512
                                                                          --------        --------        --------

Net income (loss)..................................................       $ (1,785)       $ (2,509)       $  6,658
                                                                          ========        ========        ========

Basic and diluted earnings per share:
 Continuing operations.............................................       $   (.44)       $   (.47)       $  (1.13)
 Discontinued operation............................................              -               -            2.09
                                                                          --------        --------        --------
 Net income (loss).................................................       $   (.44)       $   (.47)       $    .96
                                                                          ========        ========        ========

  Weighted average basic and diluted common shares outstanding.....          4,018           5,349           6,957
                                                                          ========        ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                          BFX HOSPITALITY GROUP, INC.

                          Consolidated Balance Sheets

                                     Assets

                                                                                  September 30,
                                                                            -------------------------
                                                                               1999          1998
                                                                            ----------    ----------
                                                                                (In thousands)
Current assets:
 Cash and cash equivalents................................................   $ 3,036       $ 5,342
 Accounts receivable......................................................       286           128
 Inventories..............................................................       208           148
 Income tax receivable....................................................       698         1,102
 Prepaid and other current assets.........................................        98           120
                                                                             -------       -------
  Total current assets....................................................     4,326         6,840
                                                                             -------       -------

Property, plant and equipment, net........................................    10,407        11,084
                                                                             -------       -------

Goodwill, net of amortization of $1,929,000 and $1,567,000, respectively..     2,355         3,397
Deferred income taxes.....................................................     1,824         1,419
Other assets, net.........................................................        81            70
                                                                             -------       -------

                                                                             $18,993       $22,810
                                                                             =======       =======

                     Liabilities and Stockholders' Equity

Current liabilities:
 Current portion of long-term debt........................................   $   138       $   138
 Accounts payable.........................................................       418           578
 Accrued liabilities......................................................     1,012         1,843
 Accrued EPA costs........................................................     1,200           250
 Income taxes.............................................................       334           847
                                                                             -------       -------
  Total current liabilities...............................................     3,102         3,656

Long-term debt............................................................       937         1,075
Accrued EPA costs.........................................................     1,570         2,700
                                                                             -------       -------
                                                                               5,609         7,431
                                                                             -------       -------
Stockholders' equity:
 Preferred stock $.01 par value; 5,000,000 shares authorized;
  no shares issued and outstanding.......................................          -             -
 Common stock $.05 par value; 30,000,000 shares authorized;
  7,786,878 shares outstanding...........................................        389           389
 Additional paid-in capital..............................................     16,583        16,583
 Retained earnings.......................................................      5,522         7,307
 Treasury stock, at cost, 3,788,012 and 3,637,850
  shares, respectively...................................................     (9,110)       (8,777)
 Employee notes for stock purchases                                                -          (123)
                                                                             -------       -------
                                                                              13,384        15,379
Commitments and contingencies (Note 12)..................................
                                                                             -------       -------

                                                                             $18,993       $22,810
                                                                             =======       =======

The accompanying notes are an integral part of these consolidated financial statements.

                          BFX HOSPITALITY GROUP, INC.

                     Consolidated Statements of Cash Flow

                                                              For the Years Ended September 30,
                                                             ------------------------------------
                                                                1999         1998         1997
                                                             -----------  -----------  ----------
                                                                        (In thousands)
Cash flows from operating activities:
 Net income (loss).........................................     $(1,785)    $ (2,509)   $  6,658
 Adjustments to reconcile net income (loss) to net cash
   used for operating activities:
   Depreciation............................................       1,228          789         764
   Amortization............................................         362          361         475
   Deferred income taxes...................................        (405)        (586)       (837)
   Bad debt provision......................................           -            -         (35)
   Net gain on sale of assets..............................           -            -     (20,301)
   Write-down of long-lived assets.........................       1,854            -           -
   Accrued expenses associated with revised EPA remedy.....           -            -       4,417
   Issuance of common stock in payment for services........          47          114         412
   Expenses associated with acquisition....................           -            -         824
   Change in components of current assets and liabilities
    (exclusive of acquisitions and dispositions):
    Accounts receivable....................................        (158)         (62)      1,392
    Inventories............................................         (60)         (69)        143
    Prepaid and other......................................          11          385         256
    Accounts payable.......................................        (160)         278         (36)
    Accrued liabilities....................................      (1,011)        (221)        349
    Income taxes...........................................        (109)        (569)        259
                                                                -------     --------    --------
Net cash used for operating activities.....................        (186)      (2,089)     (5,260)
                                                                -------     --------    --------

Cash flows from investing activities:
 Net additions to property, plant and equipment............      (1,725)      (5,456)       (450)
 Proceeds from sale of operating assets....................           -            -      25,194
 Additions to other assets.................................           -            -         (89)
                                                                -------     --------    --------
Net cash provided by (used for) investing activities.......      (1,725)      (5,456)     24,655
                                                                -------     --------    --------

Cash flows from financing activities:
 Repayments of debt........................................        (138)        (137)       (161)
 Exercise of stock options.................................           -            -          15
 Treasury stock purchases..................................        (257)      (3,332)     (4,552)
                                                                -------     --------    --------
Net cash used for financing activities.....................        (395)      (3,469)     (4,698)
                                                                -------     --------    --------

Net increase (decrease) in cash............................      (2,306)     (11,014)     14,697

Cash at beginning of year..................................       5,342       16,356       1,659
                                                                -------     --------    --------

Cash at end of year........................................     $ 3,036     $  5,342    $ 16,356
                                                                =======     ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                          BFX HOSPITALITY GROUP, INC.

          Consolidated Statements of Changes in Stockholders' Equity

            For the Years Ended September 30, 1999, 1998, and 1997

                                                                                             Employee
                                                      Additional                             Note for
                                            Common     Paid-in     Treasury    Retained        Stock
                                            Stock      Capital      Stock      Earnings      Purchases       Total
                                            -----      -------      -----      --------      ---------       -----
Balance at September 30, 1996.............  $ 337      $14,354     $  (356)    $  3,158         $    -     $17,493

Issuance of 300,000 shares of $.05
 par value common stock for acquisition...     14          810           -            -              -         824

Issuance of 760,000 shares of $.05
 par value common stock in exercise of
 options..................................     38        1,152           -            -         (1,190)          -

Issuance of 200,000 shares of $.05
 par value common stock from treasury
 for services.............................      -           12         400            -              -         412

Issuance of 10,000 shares of $.05
 par value common stock from treasury
 in exercise of stock options.............      -           (6)         21            -              -          15

Purchase of 1,839,000 shares of $.05
 par value common stock...................      -            -      (4,552)           -              -      (4,552)

Tax benefit of exercise of stock options..      -          256           -            -              -         256

Net income................................      -            -           -        6,658              -       6,658
                                            -----      -------     -------      -------        -------     -------

Balance at September 30, 1997.............    389       16,578      (4,487)       9,816         (1,190)     21,106

Issuance of 45,000 shares of $.05
  par value common stock from treasury
  for services............................      -            5         109            -              -         114

Reacquisition of 258,330 shares of $.05
  par value common stock for repayment
  of employee notes.......................      -            -      (1,067)           -          1,067           -

Purchase of 1,612,170 shares of $.05
  par value common stock..................      -            -      (3,332)           -              -      (3,332)

Net loss                                        -            -           -       (2,509)             -      (2,509)
                                            -----       -------     -------      ------        -------     -------

Balance at September 30, 1998                 389       16,583      (8,777)       7,307           (123)     15,379

                                                                                            Employee
                                                    Additional                               Note for
                                          Common     Paid-in       Treasury    Retained       Stock
                                          Stock      Capital        Stock      Earnings     Purchases       Total
                                          -----      -------        -----      --------     ---------       -----
Issuance of 45,000 shares of $.05
  par value common stock from treasury
  for services..........................      -            -           47             -             -          47

Reacquisition of 33,021 shares of $.05
  par value common stock for repayment
  of employee notes.....................      -            -         (123)            -           123           -

Purchase of 162,141 shares of $.05
  par value common stock................      -            -         (257)            -             -        (257)

Net loss................................      -            -            -        (1,785)            -      (1,785)
                                          -----      -------      -------       -------     ---------     -------

                                          $ 389      $16,583      $(9,110)      $ 5,522     $       -     $13,384
                                          =====      =======      =======       =======     =========     =======

The accompanying notes are an integral part of these consolidated financial statements

                          BFX HOSPITALITY GROUP, INC.

                  Notes to Consolidated Financial Statements
                       September 30, 1999, 1998 and 1997

Note 1 - Summary of Significant Accounting Policies

Business

BFX Hospitality Group, Inc. (the Company) owns and operates food service, lodging and entertainment facilities in Texas and Louisiana. These consolidated financial statements include all of the assets, liabilities, revenues, and costs and expenses of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

The weighted average interest rate was 5.05% at September 30, 1999 for cash equivalents totaling $1,949,000.

Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consist primarily of food and beverage.

Property, plant and equipment

Property, plant and equipment are recorded at cost and depreciated by the straight-line method over estimated useful lives of three to twenty-five years.

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

Stock-Based Compensation

The Company follows the disclosure only provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation". However, the Company continues to measure compensation cost for those plans using the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

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

Advertising Cost

The Company's advertising expenditures are expensed in the period the advertising first occurs. Advertising expense for fiscal years ended September 30, 1999, 1998 and 1997 approximated $230,000, $74,000 and $85,000, respectively.

Earnings per share

Effective October 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. This statement requires interim and annual presentation of basic and diluted earnings per share ("EPS") by all entities that have issued common stock or potential common stock if those securities are traded in a public market. The objective of basic EPS is to measure the performance of an entity over the reporting period. The objective of diluted EPS is to measure the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. This statement also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. EPS data for all prior periods have been restated to conform with the provisions of this statement.

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

Reclassifications

Certain amounts for fiscal 1998 and 1997 have been reclassified to conform with the current year presentation.

Note 2 - Impairment of Long-Lived Assets

During the fourth quarter of fiscal 1999, the Company determined that certain events and changes in circumstances indicated that the expected future cash flows (undiscounted and without interest charges) from the operation of certain Cabo, The Original "Mix-Mex" Grill restaurants, would not be sufficient to recover the net book value of such assets. These restaurants include Cabo Shepherd located in the Shepherd Plaza shopping center in Houston, Texas and Cabo Fort Worth located in Sundance Square in Fort Worth, Texas. The Company's analysis indicated that a $1,854,000 write-down was necessary.

The shopping center in which Cabo Shepherd is located has experienced a decline in customer base resulting in significant available space for lease in the center. The change has resulted in reduced revenues at Cabo Shepherd causing operating losses and negative cash flow. The Company does not believe the management of the shopping center will be able to revitalize the shopping center in the near future. As a result, leasehold improvements and goodwill were written down by $174,000 and $680,000, respectively.

When Cabo Fort Worth was opened in December 1998, certain aspects of the Cabo concept were not well received by customers in the market, resulting in higher than expected operating costs and negative cash flow. While the Company has made changes in the Cabo Fort Worth unit, management does not believe that future cash flows will be adequate to recover the net book value of assets at this restaurant. As a result, leasehold improvements were written down by $1,000,000.

Note 3 - Discontinued Operations

In May 1997, the Company's shareholders approved the sale of the Company's electrical product segment, Current Technology, Inc. (CTI), to Danaher Corporation. The sale was completed on June 3, 1997. Danaher purchased the assets of CTI for $26,090,000 in cash and assumed approximately $1,300,000 in liabilities. The Company incurred expenses of approximately $1,402,000 associated with the sale, including payments to Walter D. Rogers, then president of CTI and a director of the Company, of $500,000 pursuant to an agreement with the Company and $250,000 as consideration for agreeing to include non-competition and non-disclosure provisions in his employment agreement with Danaher. As a result of the above transactions, the Company recognized a gain on disposal of $13,003,000, net of taxes. The sale of CTI was accounted for as a discontinued operation. Revenues for CTI were $10,891,000 in fiscal 1997.

Note 4 - Other Acquisitions and Dispositions

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

Note 5 - Property, Plant and Equipment

Major classes of property, plant and equipment consist of the following:

                                                      September 30,
                                                  --------------------
                                                    1999        1998
                                                  --------    --------
                                                     (In thousands)
     Building and improvements.................   $ 10,937    $ 10,554
     Equipment.................................      2,065       1,592
     Furniture and fixtures....................      1,474       1,365
                                                  --------    --------

                                                    14,476      13,511
     Less accumulated depreciation
      and amortization.........................     (4,930)     (3,702)
                                                  --------    --------
                                                     9,546       9,809
     Land......................................        589         406
     Construction in progress..................        272         869
                                                  --------    --------

        Net property, plant and equipment......   $ 10,407    $ 11,084
                                                  ========    ========

Note 6 - Long-Term Debt

In January 1997, the Company refinanced a bank term loan assumed in the acquisition of the Stockyards Hotel, which is collateralized by a deed of trust on the hotel property. This note is payable in 119 monthly installments of $11,442 plus accrued interest with the remaining principal due July 25, 2007. The note bears interest at the established prime rate. At September 30, 1999 and 1998, the balance owed on this debt was $1,075,000 and $1,213,000 respectively.

The prime rate at September 30, 1999 was 8.25%.

At September 30, 1999, future principal payments on long-term debt are due as follows:

          2000.................................   $    138
          2001.................................        138
          2002.................................        138
          2003.................................        138
          2004 and thereafter..................        523
                                                  --------
                                                  $  1,075
                                                  ========

Note 7 - Accrued Liabilities

Accrued liabilities consist of the following:

                                                      September 30
                                                  --------------------
                                                    1999        1998
                                                  --------    --------
                                                     (In thousands)
     Accrued stock purchase....................          -         656
     Accrued sales tax.........................        131         149
     Accrued payroll...........................         97         122
     Accrued bonus.............................        114         146
     Accrued severance.........................          -         175
     Other.....................................        670         595
                                                  --------    --------
                                                  $  1,012    $  1,843
                                                  ========    ========

Note 8 - Income Taxes

The provision (benefit) for income taxes includes the following:

                                                                           Years Ended September 30,
                                                                 -----------------------------------------------
                                                                   1999                1998               1997
                                                                 -------             -------             -------
                                                                                 (In thousands)
Current:
         Federal......................................           $  (561)            $  (756)            $ 5,049
         State........................................                69                  54                 430
Deferred federal......................................              (405)               (586)               (837)
                                                                 -------             -------             -------
                                                                 $  (897)            $(1,288)            $ 4,642
                                                                 =======             =======             =======

The income tax provision (benefit) is categorized as follows:

                                                                            Years Ended September 30,
                                                                 -----------------------------------------------
                                                                   1999                1998               1997
                                                                 -------             -------             -------
                                                                                  (In thousands)
Continuing operations.................................           $  (897)            $(1,288)            $(3,543)
Discontinued operations...............................                 -                   -               8,185
                                                                 -------             -------             -------
                                                                 $  (897)            $(1,288)            $ 4,642
                                                                 =======             =======             =======

Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred tax liabilities and assets are comprised of the following:

                                                                             September 30,
                                                                   -------------------------------
                                                                     1999                   1998
                                                                   --------               --------
          Gross deferred tax liabilities                                    (In thousands)
          ------------------------------
          Depreciation                                             $    142               $    204
                                                                   --------               --------

          Gross deferred tax assets
          -------------------------
          EPA liability                                                 942                  1,190
          Write-down of long-lived assets                               630                      -
          Restaurant pre-opening expenses                               308                    252
          Other                                                          86                    181
                                                                   --------               --------
                                                                      1,966                  1,623
          Valuation allowance                                             -                      -
                                                                   --------               --------
                                                                      1,966                  1,623
                                                                   --------               --------
          Net deferred tax asset                                   $  1,824               $  1,419
                                                                   ========               ========

The Company's consolidated income tax benefit from continuing operations differs from that amount calculated by applying the federal statutory rate for the following reasons (in thousands):

                                                                            Years Ended September 30,
                                                                 -----------------------------------------------
                                                                   1999                1998                1997
                                                                 -------             -------             -------
Tax benefit at 34% federal statutory rate.............           $  (912)            $(1,291)            $(3,875)
Loss of deduction from HOD stock received in
 tax-free exchange....................................                 -                   -                 298
Other, net............................................                15                   3                  34
                                                                 -------             -------             -------
                                                                 $  (897)            $(1,288)            $(3,543)
                                                                 =======             =======             =======

Note 9 - Stockholders' Equity

Stock options

In September 1989, the Board of Directors adopted the Buffton Corporation Equity Participation Plan (the "1989 Plan") to afford key employees the opportunity to purchase shares of the Company's common stock as a reward for past performance and an incentive for future performance. Under the 1989 Plan, 500,000 shares of the Company's stock could be issued. At February 3 and August 2, 1995, 450,000 options and 50,000 options, respectively, were granted to certain officers of the Company at an exercise price of $1.50 per share which was the fair market value at date of grant. The options were exercised during 1997. At September 30, 1999 there were no shares available for grant.

In August 1996, the Board of Directors adopted the Buffton Corporation Equity Participation Plan (the "1996 Plan") to afford key employees the opportunity to purchase shares of the Company's common stock as a reward for past performance and an incentive for future performance. Under the 1996 Plan, 300,000 shares of the Company's stock may be issued. In August and September 1996, 260,000 non-qualified options were granted to certain officers of the Company at an exercise price of $1.62-$1.94 per share which was the fair market value at date of grant. The options are fully vested and must be exercised within five years of the date of grant. The options do not terminate upon termination of the officer's employment and may be transferred by will or by the laws of descent and distribution. The options may be exchanged for options that are substantially equivalent in number, percentage of ownership and price (as it relates to book value) in each of the Company's subsidiaries. Additionally, in September 1996, 40,000 options were granted under the 1996 Plan to certain employees of the Company at an exercise price of $1.94 which was the fair market value at date of grant. The term of the options is for six years and become exercisable at a rate of 20% per year beginning one year after the date of grant. The options terminate and become unexercisable upon termination of the employee, unless such termination is without cause or is due to death or total and permanent disability. In 1999, 10,000 options were cancelled after certain employees terminated their employment. At September 30, 1999 there were no shares available for grant.

The Company currently maintains an Employee Incentive Stock Option Plan (Employee Plan), which allows certain employees and officers of the Company, other than officers serving on the Board of Directors to acquire or increase their proprietary interest in the success of the Company and encourage such individuals to remain in the employ of the Company. A total of 100,000 shares of the Company's common stock can be issued under the Employee Plan. Stock options issued are subject to certain terms and conditions. Options granted must be exercised within ten years of the date of such grant or within five years, if an option is granted to an employee who owns in excess of 10% of all outstanding common stock of the Company. Generally options are not exercisable until the employee has been continuously employed by the Company for one year. Options terminate and become unexercisable upon the termination of the employee, unless such termination is without cause or is due to death or total and permanent disability. On August 2, 1995, and December 26, 1995, 80,000 and 20,000 options, respectively, were granted to certain employees of the Company at an exercise price of $1.50 per share which was the fair market value at date of grants. In 1997, 40,000 options were cancelled after certain employees terminated their employment. At September 30, 1999, there were no shares available for grant.

A summary of outstanding options issued under the above option plans is as follows:

                                            Weighted           Weighted            Weighted
                                    1989    Average    1996    Average   Employee  Average
                                    Plan    Exercise   Plan    Exercise    Plan    Exercise
                                   Options   Price    Options   Price     Options   Price
                                   -------  --------  -------  --------  --------  --------
Options outstanding
  September 30, 1996...........        500  $   1.50      300  $   1.73       100  $   1.50
  Exercised....................        500      1.50      260      1.69        10      1.50
  Cancelled....................          -         -        -         -        40      1.50
                                   -------  --------  -------  --------  --------  --------

Options outstanding
  September 30, 1998 and 1997..          -         -       40      1.94        50      1.50
  Cancelled....................          -         -       10      1.94         -         -
                                   -------  --------  -------  --------  --------  --------

Options outstanding
  September 30, 1999...........          -  $      -       30  $   1.94        50  $   1.50
                                   =======  ========  =======  ========  ========  ========
Options currently exercisable
  September 30, 1999...........          -  $      -       18  $   1.94        37  $   1.50
                                   =======  ========  =======  ========  ========  ========

In connection with the acquisition of Cabo, the Company granted 150,000 options to purchase shares of its common stock to the Seller under a non-qualified stock option agreement. The options were granted at an exercise price of $2.00 per share, which was the fair market value at date of grant. The option agreement terminated on December 31, 1996 unexercised. On January 1, 1997, in connection with the execution of a consulting agreement with the Seller, the Company granted 150,000 options to purchase shares of its common stock under a non-qualified stock option agreement at an exercise price of $2.25 per share through December 31, 1997 and at $2.50 per share through December 31, 1998. These options expired on December 31, 1998 and were not renewed.

In connection with the acquisition of HOD, the Company entered into non-qualified stock option agreements. See Note 4.

On July 1, 1997, the Company's Board of Directors approved a non-qualified stock option agreement with Robert H. McLean, Chairman of the Board and Chief Executive Officer of the Company. Under the agreement, 300,000 options were issued to purchase shares of the Company's stock at an exercise price of $3.00 (approximately $0.25 per share in excess of the fair market value at the date of issuance). On March 1, 1999, these options were cancelled.

In December 1997, the Board of Directors adopted the BFX Hospitality Group, Inc. 1997 Employee Stock Option Plan (the "1997 Plan") which was approved by the stockholders of the Company in February 1998. The total number of options to purchase shares that may be granted is 200,000 shares. The maximum number of options that may be granted to an employee in a year is 25,000. At the date of grant, the Board of Directors will determine if the option is an incentive option or a non-qualified option. On July 2, 1998, the Company's Board of Directors approved an incentive stock option agreement pursuant to the terms of the 1997 Plan with Robert Korman, Chief Financial Officer of the Company. Under the agreement, 25,000 options were issued to purchase shares of the Company's stock at an exercise price of $3.00 (approximately $0.87 per share in excess of the fair market value at the date of issuance). On March 1, 1999, these options were cancelled.

On February 10, 1999, the Company's Board of Directors approved an incentive stock option agreement pursuant to the terms of the 1997 Plan with Robert Korman, Chief Financial Officer of the Company. Under the agreement, 25,000 options were issued to purchase shares of the Company's stock at an exercise price of $1.50 (which was the fair market value at date of grant). The options are fully vested and must be exercised within five years of the date of issuance. The options do not terminate upon termination of Mr. Korman's employment and may be transferred by will or by the laws of descent and distribution. In addition, 60,000 shares were granted to certain employees of the Company at an exercise price of $1.50 per share, which was the fair market value at the date of the grant. The term of the options is for six years and become exercisable at a rate of 20% per year beginning one year after the date of grant. The options terminate and become unexercisable upon termination of the employee, unless such termination is without cause or is due to death or total and permanent disability. At September 30, 1999, there were 115,000 shares available for grant under the 1997 Plan.

A summary of outstanding options issued under the above agreements is as follows:

                                                 Weighted           Weighted
                                     Other Non-  Average    1997    Average
                                     Qualified   Exercise   Plan    Exercise
                                      Options     Price    Options   Price
                                     ----------  --------  -------  --------
Options outstanding
  September 30, 1996...........             150  $   2.00        -  $      -

  Issued.......................             950      2.88        -         -
  Exercised....................               -         -        -         -
  Cancelled....................             150      2.00        -         -
                                     ----------  --------  -------  --------

Options outstanding
  September 30, 1997...........             950      2.88        -         -

Issued.........................               -         -       25      3.00

Cancelled......................             500      3.00        -         -
                                     ----------  --------  -------  --------
Options outstanding
  September 30, 1998...........             450      2.83       25      3.00

Issued.........................               -         -       85      1.50

Cancelled......................             450      2.83       25      3.00
                                     ----------  --------  -------  --------

Options outstanding
  September 30, 1999...........               -  $      -       85  $   1.50
                                     ==========  ========  =======  ========

Options currently exercisable
  September 30, 1999...........               -  $      -       25  $   1.50
                                     ==========  ========  =======  ========

The following table summarizes all stock options outstanding and exercisable at September 30,1999:

                                                   Outstanding                     Exercisable
                                     ---------------------------------------  ----------------------
    Exercise                                     Weighted        Weighted                Weighted
     Price                                       Average         Average                 Average
     Range                           Shares   Remaining Life  Exercise Price  Shares  Exercise Price
     -----                           ------   --------------  --------------  ------  --------------
  $1.50-1.94                         165,000        5.0           $1.58       80,000      $1.60

The Company applies APB Opinion 25, "Accounting for Stock Issued To Employees", and related interpretations in accounting for options granted under the Plans. Accordingly, no compensation cost has been recognized at the grant date for options issued at fair market value. Had compensation cost for the Company's stock option plan been determined based on the fair value at grant date for awards in fiscal 1999, 1998 and 1997 in accordance with the provisions of FAS 123, "Accounting for Stock-Based Compensation", the Company's net income (loss) and diluted earnings per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amount):

                                           Fiscal 1999   Fiscal 1998   Fiscal 1997
                                           -----------   -----------   -----------
Net income (loss), as reported                 $(1,785)      $(2,509)       $6,658
Net income (loss), pro forma                    (1,806)       (2,533)        5,716
Diluted earnings per share, as reported          (0.44)        (0.47)         0.96
Diluted earnings per share, pro forma            (0.45)        (0.47)         0.82

The fair value of each option grant is calculated on the date of grant using the Black Scholes option-pricing model based upon the following assumptions:

                           Fiscal 1999   Fiscal 1998   Fiscal 1997
                           ------------  ------------  ------------
Expected volatility          50%            60%           45%
Risk-free interest rate       6%             6%            6%
Expected lives              5-6 years      5 years      1-5 years
Dividend yield                0%             0%            0%

The weighted average fair value of options granted during fiscal 1999, 1998 and 1997 was $.92, $1.03 and $1.00, respectively.

Employee notes for stock purchases

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

In October 1997, pursuant to the terms of his note agreement, Mr. Rogers tendered to the Company 29,904 shares of its common stock owned by Mr. Rogers in payment of one-half of the principal balance of the note in the amount of $123,500. Mr. Rogers tendered the shares on October 8, 1997 at a value of $4.13 per share, which was the closing price per share of the Company's common stock on that date. The Company also amended the note described above, as of October 21, 1997, to (i) extend the due date for the principal sum of $26,500 until February 3, 2000; (ii) extend the due date for the principal sum of $97,000 until September 6, 2001; (iii) eliminate any interest charges prior to maturity; and (iv) provide for the payment of the note by the delivery of shares of the Company's common stock valued at the greater of book or market value. On June 25, 1999, pursuant to the terms of this agreement, Mr. Rogers tendered to the Company 33,021 shares of its common stock in payment for the remainder of his principal balance of his note balance in the amount of $123,500.

Subsequent Events

In October 1999, the Company's Board of Directors approved an incentive stock option agreement pursuant to the terms of the 1997 Plan with Robert Korman, Chief Financial Officer of the Company. Under the agreement, 25,000 options were issued to purchase shares of the Company's stock at an exercise price of $1.00 (which was the fair market value at date of grant). The options are fully vested and must be exercised within five years of the date of issuance. The options do not terminate upon termination of Mr. Korman's employment and may be transferred by will or by the laws of descent and distribution. In addition, 40,000 shares were granted to certain employees of the Company at an exercise price of $1.00 per share, which was the fair market value at the date of the grant. The term of the options is for six years and become exercisable at a rate of 20% per year beginning one year after the date of grant. The options terminate and become unexercisable upon termination of the employee, unless such termination is without cause or is due to death or total and permanent disability.

In October 1999, the Company's Board of Directors approved non-qualified stock option agreements with Robert H. McLean, Chairman of the Board and Chief Executive Officer of the Company and Robert Korman, Chief Financial Officer. Under the agreement, 300,000 and 25,000 options, respectively were issued to purchase shares of the Company's stock at an exercise price of $1.00 (which was the fair market value at the date of grant). The options are fully vested and must be exercised within five years of the date of issuance. The options do not terminate upon termination of employment and may be transferred by will or by the laws of descent and distribution.

Note 10 - Employee Benefit Plans

The Company has established a Defined Contribution Plan ("the Plan") written in conformity with Section 401(k) of the Internal Revenue Code covering all employees subject to certain eligibility requirements. Under the Plan the Company contributes a discretionary amount to a trust each year. The amounts charged against income for the Company's contribution for the years ended September 30, 1999, 1998 and 1997 were $74,000, $40,000 and $30,000, respectively.

Note 11 - Disclosures About Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents, receivables, accounts payable, accrued liabilities and amounts outstanding under a certain debt agreement. Management believes the fair values of these instruments approximate the related carrying values as of September 30, 1999 because of their short-term nature and/or variable interest rates.

Note 12 - Commitments and Contingencies

The Company has various leases for real property and equipment. In addition to rental payments, certain leases provide that the Company pay taxes, insurance and other operating expenses applicable to the leased property. Rental expense under operating leases for the years ended September 30, 1999, 1998 and 1997 was $543,000, $439,000 and $467,000, respectively.

At September 30, 1999, future minimum payments for non-cancelable operating leases for facilities and equipment with terms in excess of one year were as follows (in thousands):

          2000.....................................   $  357
          2001.....................................      357
          2002.....................................      357
          2003.....................................      327
          2004 and thereafter......................    1,545
                                                      ------
                                                      $2,943
                                                      ======

During 1992, the United States Environmental Protection Agency (EPA) issued a Record of Decision (ROD) with respect to the Company's Superfund Site in Vestal, New York. The ROD required the Company to construct a water treatment facility at the site and to pump contaminated ground water from bedrock and overburden extraction wells for 15 to 30 years until remediation goals were met. Due to concerns about the correctness of the remedy provided for in the ROD, the Company performed additional fieldwork and, in 1995, the EPA agreed the remedy needed to be modified. After additional discussions with the EPA, a revised ROD was issued in July 1997. The revised ROD eliminates certain provisions of the original ROD and primarily includes the removal and treatment of contaminated soil. At September 30, 1997, the Company had accrued environmental remediation expenses of $3,550,000. In June 1998, the Company signed a Consent Decree with the EPA in regard to the implementation of the agreed-upon remedy and on-going monitoring of the property. In addition, the Company reimbursed the EPA $550,000 for monies spent by the EPA at the Company's Superfund Site over a ten-year period from October 1987 through April 1997. At September 30, 1999, the Company has a total liability accrued of $2,770,000 representing the estimated future costs of implementing the agreed-upon remedy. The Company anticipates approximately $1,200,000 to be incurred during the next 12 months and this amount is included in current accrued liabilities in the accompanying Consolidated Balance Sheet.

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

Note 13 - Settlement of Shareholder Litigation

In August 1997, the Company announced the settlement of its litigation against Steel Partners II, LP, which held 655,300 shares of the Company's stock, and Ryback Management Corporation, which held 974,000 shares through Linder Mutual Funds (which is managed by Ryback). The Company had alleged, among other things, that Steel, Ryback and others had been operating as a "group" under section 13(d) of the Securities Exchange Act. Under the terms of the settlement, Ryback's shares of the Company's common stock were purchased by the Company for total consideration of $2,240,200; Steel's shares of the Company's common stock were purchased for total consideration of $1,638,250, a figure which includes the reimbursement of certain expenditures incurred by Steel Partners. The 1,629,300 shares of the Company's common stock held by Steel and Ryback were thus acquired for total consideration of $3,878,450, or $2.38 per share, the approximate fair market value at that time. In addition, the defendants agreed that for a period of ten years none of them or their affiliates or associates will, among other things, purchase the Company's securities, solicit proxies with respect to the Company's voting securities, or form or participate in any group with respect to the Company's securities.

Note 14 - Supplemental Disclosures of Cash Flow Information

Supplemental schedule of cash payments:

                                           Years Ended September 30,
                                           -------------------------
                                            1999     1998      1997
                                           ------   ------    ------
                                                (In thousands)
    Cash paid for:
       Interest..........................    $  92    $ 120   $  193
       Income taxes......................      385      112    5,218

Supplemental schedule of noncash investing and financing activities:

During the years ended September 30, 1999, 1998 and 1997, the Company issued 45,000 (all from treasury), 45,000 (all from treasury) and 500,000 (including 200,000 shares from treasury), respectively, of common stock to key employees and certain officers and directors as payment for services and bonuses. The Company recognized $47,000, $114,000 and $1,237,000, respectively, as compensation related to the issuance of the shares which amount represented fair market value at date of issuance.

In April 1997, the Company acquired all the outstanding stock, in a tax free exchange, of Hotels of Distinction in exchange for 300,000 shares of the Company's common stock.

In October 1997, Mr. McLean, Mr. Korman and Mr. Rogers tendered to the Company 187,409, 41,017 and 29,904 shares, respectively, of the Company's stock to repay their loans of $774,000, $169,400 and $123,500, respectively.

In July 1999, Mr. Rogers tendered to the Company 33,021 shares of the Company's stock to repay his loan of $123,500.

                                                                     SCHEDULE IX
                                                                     -----------

                          BFX HOSPITALITY GROUP, INC.
                          ---------------------------

                       Valuation and Qualifying Accounts

                                      Balance    Charged to  Charged to                Balance
                                   at beginning   costs and    other                   at end
Description                          of period    expenses    accounts    Deductions  of period
-------------------------------    ------------  ----------  ----------   ----------  ---------
                                                      (In thousands)
Reserve for estimated losses
on accounts receivable - trade:

September 30, 1997                     $  35      $    -      $ (35)/(a)/ $      -           -

Reserve for estimated losses
on notes receivable:

September 30, 1997                         -         635          -           (635)          -

Includes amounts associated with CTI (see Note 2).

                          BFX HOSPITALITY GROUP, INC.
                          ---------------------------

                                1999 FORM 10-K

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