Form 10-Q
period 1999-12-31
BFX HOSPITALITY GROUP INC
filed 2000-02-11
CIK 351220

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---
     Act of 1934

     For the quarterly period ended December 31, 1999 or

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

     For the transition period from ________ to _____________

     Commission file number 1-9822


                          BFX HOSPITALITY GROUP, INC.
             -----------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

          Delaware                                        75-1732794
    ---------------------                           -----------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)

             226 Bailey Avenue, Suite 101, Fort Worth, Texas 76107
             -----------------------------------------------------
             (Address and zip code of principal executive offices)

                                (817) 332-4761
                     ------------------------------------
             (Registrant's Telephone Number, Including Area Code)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                Number of shares outstanding at:
           Class                                        February 5, 2000
   ------------------------                     --------------------------------
Common stock, $.05 par value                                3,963,866

                          BFX HOSPITALITY GROUP, INC.

                                     Index
                                     -----





                                                                            Page
                                                                            ----

Part I - Financial Information............................................     3

Item 1 - Financial Statements.............................................     3

Consolidated Condensed Balance Sheets December 31, 1999 (Unaudited)
  and September 30, 1999..................................................     3

Consolidated Condensed Statements of Operations (Unaudited)
  Three Months Ended December 31, 1999 and 1998...........................     4

Consolidated Condensed Statements of Cash Flow (Unaudited)
  Three Months Ended December 31, 1999 and 1998...........................     5

Supplemental Disclosures of Cash Flow Information (Unaudited).............     5

Notes to Consolidated Condensed Financial Statements (Unaudited)..........     6

Item 2 - Management's Discussion and Analysis of Financial Condition and
  Results of Operations...................................................     7

Part II - Other Information...............................................     9

Signatures................................................................    10

PART I  - FINANCIAL INFORMATION

Item 1. - Financial Statements

                          BFX HOSPITALITY GROUP, INC.

                     Consolidated Condensed Balance Sheets
                     -------------------------------------

                                                      December 31,   September 30,
                                                          1999            1999
                                                      -------------  --------------
                                                       (Unaudited)
       Assets                                                (In thousands)
       ------
Current assets:
  Cash and cash equivalents.........................       $   603         $ 3,036
  Short-term investments............................         1,699               -
  Accounts receivable...............................           165             286
  Inventories.......................................           268             208
  Income tax receivable.............................           698             698
  Prepaid and other current assets..................           110              98
                                                           -------         -------
     Total current assets...........................         3,543           4,326
                                                           -------         -------

Property, plant and equipment, at cost:
  Land, building and improvements...................        15,439          15,337
  Less:  Accumulated depreciation and amortization..        (5,184)         (4,930)
                                                           -------         -------
    Net property, plant and equipment...............        10,255          10,407
                                                           -------         -------

Goodwill, net of amortization of $1,993,000  and
    $1,929,000, respectively........................         2,291           2,355
Deferred income taxes...............................         1,824           1,824
Other assets, net...................................            87              81
                                                           -------         -------
                                                           $18,000         $18,993
                                                           =======         =======
       Liabilities and Stockholders' Equity
----------------------------------------------------
Current liabilities:
  Current portion of long-term debt.................       $     -         $   138
  Accounts payable..................................           677             418
  Accrued liabilities...............................           798           1,012
  Accrued EPA costs.................................         1,200           1,200
  Income taxes......................................           346             334
                                                           -------         -------
    Total current liabilities.......................         3,021           3,102

Long-term debt......................................             -             937
Accrued EPA costs...................................         1,547           1,570
                                                           -------         -------
    Total liabilities...............................         4,568           5,609
                                                           -------         -------

Stockholders' equity:
  Preferred stock $.01 par value; 5,000,000 shares
     authorized; no shares issued and outstanding...             -               -
  Common stock $.05 par value; 30,000,000 shares
     authorized; outstanding shares 7,786,878.......           389             389
  Additional paid-in capital........................        16,583          16,583
  Retained earnings.................................         5,600           5,522
  Treasury stock, at cost, 3,818,012 and
     3,788,012 shares, respectively.................        (9,140)         (9,110)
                                                           -------         -------
Total stockholders' equity..........................        13,432          13,384
                                                           -------         -------
                                                           $18,000         $18,993
                                                           =======         =======

See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                          BFX HOSPITALITY GROUP, INC.

          Consolidated Condensed Statements of Operations (Unaudited)
          ----------------------------------------------------------



                                                     Three Months
                                                   Ended December 31,
                                                -----------------------
                                                  1999           1998
                                                --------       --------
                                              (In thousands, except per
                                                   share amounts)


Net revenues..................................  $  4,054       $  3,773
                                                --------       --------


Cost of goods sold (exclusive of
 depreciation)................................       967            949
Selling, general and administrative...........     2,642          2,860
Depreciation and amortization.................       317            380
                                                --------       --------
 Total operating costs and expenses                3,926          4,189
                                                --------       --------

Net income (loss) before other income
  and income taxes............................       128           (416)
                                                --------       --------

Other income (expense):
 Interest income..............................        33             44
 Interest expense.............................       (21)           (24)
                                                --------       --------
                                                      12             20
                                                --------       --------

Income (loss) before income taxes.............       140           (396)
Income tax expense (benefit)..................        62           (132)
                                                --------       --------
Net income (loss).............................  $     78       $   (264)
                                                ========       ========


Basic and diluted earnings per share:

Net income (loss).............................  $  0.02        $  (0.06)
                                                =======        ========

Weighted average common shares outstanding        3,986           4,106
                                                =======        ========



See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                          BFX HOSPITALITY GROUP, INC.

           Consolidated Condensed Statements of Cash Flow (Unaudited)
           ----------------------------------------------------------



                                                          Three Months
                                                         Ended December 31,
                                                       ----------------------
                                                          1999       1998
                                                       ----------  ----------
                                                          (In thousands)


Net cash provided (used) by operating activities..      $     473   $  (1,475)
                                                        ---------   ---------

Cash flows from investing activities:
  Additions to property, plant and equipment......           (102)       (984)
                                                        ---------   ---------
Net cash used in investing activities.............           (102)       (984)
                                                        ---------   ---------

Cash flows from financing activities:
  Repayments of long-term debt....................         (1,075)        (35)
  Purchase of short-term investments..............         (1,699)          -
  Treasury stock purchases........................            (30)       (196)
                                                        ---------   ---------
Net cash used in financing activities.............         (2,804)       (231)
                                                        ---------   ---------

Net decrease in cash..............................         (2,433)     (2,690)
Cash at beginning of period.......................          3,036       5,342
                                                        ---------   ---------

Cash at end of period.............................      $     603   $   2,652
                                                        =========   =========




         Supplemental Disclosures of Cash Flow Information (Unaudited)
         -------------------------------------------------------------


Supplemental schedule of cash payments:

                                             Three Months
                                           Ended December 31,
                                           ------------------
                                            1999        1998
                                           ------      ------
                                             (In thousands)

Cash paid for:
 Interest................................  $   21      $   24
 Income taxes............................      50         582



See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                          BFX HOSPITALITY GROUP, INC.


        Notes to Consolidated Condensed Financial Statements (Unaudited)
        ----------------------------------------------------- ---------



Note A
------

          In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of BFX Hospitality Group, Inc. (the Company), as of December 31, 1999, and the results of its operations and its cash flows for the three month periods ended December 31, 1999 and 1998.

          The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1999 BFX Hospitality Group, Inc. Form 10-K.


Note B
------

          The results of operations for the three-month period ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year.


Note C
------


     During 1992, the United States Environmental Protection Agency (EPA) issued a Record of Decision (ROD) with respect to the Company's Superfund Site in Vestal, New York. The ROD required the Company to construct a water treatment facility at the site and to pump contaminated ground water from bedrock and overburden extraction wells for 15 to 30 years until remediation goals were met. Due to concerns about the correctness of the remedy provided for in the ROD, the Company performed additional fieldwork and, in 1995, the EPA agreed the remedy needed to be modified. After additional discussions with the EPA, a revised ROD was issued in July 1997. The revised ROD eliminates certain provisions of the original ROD and primarily includes the removal and treatment of contaminated soil. At September 30, 1997, the Company had accrued environmental remediation expenses of $3,550,000. In June 1998, the Company signed a Consent Decree with the EPA in regard to the implementation of the agreed-upon remedy and on-going monitoring of the property. In addition, the Company reimbursed the EPA $550,000 for monies spent by the EPA at the Company's Superfund Site over a ten-year period from October 1987 through April 1997. At December 31, 1999, the Company has a total liability accrued of $2,747,000 representing the estimated future costs of implementing the agreed-upon remedy. The Company anticipates approximately $1,200,000 to be incurred during the next 12 months.

                          BFX HOSPITALITY GROUP, INC.

PART I - FINANCIAL INFORMATION
------------------------------

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

General Information

     At December 31, 1999, the Company owned and operated food service, lodging and entertainment facilities in Texas and Louisiana.


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


Results of Operations

     Revenues for the three month period ended December 31, 1999 increased 7% due to the opening of the third Cabo unit in Fort Worth, Texas in December 1998 and to increased sales at Cats Meow due to increased customer counts.

     Costs of goods sold (which consists primarily of food and beverage costs) during the three month period ended December 31, 1999 increased 2% compared to the prior year quarter. As a percent of related revenue, these costs were 24% during 1999 versus 25% a year earlier. The absolute increase is due to increased revenues discussed above. The decrease in costs as a percentage of revenues is due to the increased percentage of sales from Cats Meow which have a lower cost of goods sold than the Company's other concepts.

     Selling, general and administrative expenses for the three month period ended December 31, 1999 decreased 8% compared to the prior year quarter. The primary reasons for the decrease is due to decreased corporate expenses.

     The decrease in interest income to $33,000 for the 1999 three-month period from $44,000 in 1998 is due to the reduction in cash balances due to investing and financing activities in fiscal 1999 and 2000. See Liquidity and Capital Resources.

     The decrease in interest expense to $21,000 for the 1999 three month period from $24,000 in 1998 is primarily due to the reduction of a mortgage loan balance under the terms of the Company's note agreement.

Liquidity and Capital Resources

     The Company's cash decreased $2,433,000 from $3,036,000 at September 30, 1999 to $603,000 at December 31, 1999. The cash provided by operating activities of $473,000 is primarily due to net income of $78,000 plus non-cash items of depreciation and amortization of $317,000.

     Cash used for investing activities of $102,000 related primarily to capital improvements of Cabo Travis.

     Cash used for financing activities of $2,804,000 was primarily the result of the Company purchasing $1,699,000 of treasury bills (at discounted value) with original maturities in excess of 90 days and repayment of $1,075,000 related to a bank loan assumed in the acquisition of the Stockyards Hotel.


     During 1992, the United States Environmental Protection Agency (EPA) issued a Record of Decision (ROD) with respect to the Company's Superfund Site in Vestal, New York. The ROD required the Company to construct a water treatment facility at the site and to pump contaminated ground water from bedrock and overburden extraction wells for 15 to 30 years until remediation goals were met. Due to concerns about the correctness of the remedy provided for in the ROD, the Company performed additional fieldwork and, in 1995, the EPA agreed the remedy needed to be modified. After additional discussions with the EPA, a revised ROD was issued in July 1997. The revised ROD eliminates certain provisions of the original ROD and primarily includes the removal and treatment of contaminated soil. At September 30, 1997, the Company had accrued environmental remediation expenses of $3,550,000. In June 1998, the Company signed a Consent Decree with the EPA in regard to the implementation of the agreed-upon remedy and on-going monitoring of the property. In addition, the Company reimbursed the EPA $550,000 for monies spent by the EPA at the Company's Superfund Site over a ten-year period from October 1987 through April 1997. At December 31, 1999, the Company has a total liability accrued of $2,747,000 representing the estimated future costs of implementing the agreed-upon remedy. The Company anticipates approximately $1,200,000 to be incurred during the next 12 months.

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


                                   BFX HOSPITALITY GROUP, INC.
                                   (Registrant)



                                   By:  /s/ Robert H. McLean
                                      ---------------------------
                                            Chairman of the Board
                                            and President
February 11, 2000
-----------------



                                   By:  /s/ Robert Korman
                                      ---------------------------
                                            Vice President and
                                            Chief Financial Officer

February 11, 2000
-----------------