Form 10-Q
period 2000-03-31
BFX HOSPITALITY GROUP INC
filed 2000-05-12
CIK 351220

                            Washington, D.C.  20549

                                   Form 10-Q


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---
     Act of 1934

     For the quarterly period ended March 31, 2000 or

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

     For the transition period from ________ to _____________

     Commission file number 1-9822

                          BFX HOSPITALITY GROUP, INC.
                       ---------------------------------
            (Exact Name of Registrant as Specified in its Charter)

           Delaware                                      75-1732794
         ------------                                  -------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

             226 Bailey Avenue, Suite 101, Fort Worth, Texas 76107
             -----------------------------------------------------
             (Address and zip code of principal executive offices)

                                (817) 332-4761
                             --------------------
              (Registrant's Telephone Number, Including Area Code)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Number of shares outstanding at:
           Class                                           May 5, 2000
        -----------                                      ---------------
Common stock, $.05 par value                                3,968,866

                          BFX HOSPITALITY GROUP, INC.

                                     Index
                                     -----


                                                                            Page
                                                                            ----

Part I - Financial Information............................................     3

Item 1 - Financial Statements.............................................     3

Consolidated Condensed Balance Sheets March 31, 2000 (Unaudited)
  and September 30, 1999..................................................     3

Consolidated Condensed Statements of Operations (Unaudited)
  Three Months Ended March 31, 2000 and 1999..............................     4

Consolidated Condensed Statements of Operations (Unaudited)
  Six Months Ended March 31, 2000 and 1999................................     5

Consolidated Condensed Statements of Cash Flow (Unaudited)
  Six Months Ended March 31, 2000 and 1999................................     6

Supplemental Disclosures of Cash Flow Information (Unaudited).............     6

Notes to Consolidated Condensed Financial Statements (Unaudited)..........     7

Item 2 - Management's Discussion and Analysis of Financial Condition and
  Results of Operations...................................................     8

Item 3 - Quantitative and Qualitative Disclosure About Market Risk........     9

Part II - Other Information...............................................    10

Signatures................................................................    11

PART I  - FINANCIAL INFORMATION

Item 1. - Financial Statements

                          BFX HOSPITALITY GROUP, INC.

                     Consolidated Condensed Balance Sheets
                     -------------------------------------

                                                                                     March 31,     September 30,
                                                                                        2000           1999
                                                                                       -------       -------
                                                                                    (Unaudited)
                    Assets                                                                (In thousands)
                    ------
Current assets:
  Cash and cash equivalents.......................................................     $   791         $ 3,036
  Short-term investments..........................................................       1,721               -
  Accounts receivable.............................................................         277             286
  Note receivable.................................................................          43               -
  Inventories.....................................................................         214             208
  Income tax receivable...........................................................         698             698
  Prepaid and other current assets................................................         210              98
                                                                                       -------         -------
     Total current assets.........................................................       3,954           4,326
                                                                                       -------         -------

Property, plant and equipment, at cost:
  Land, building and improvements.................................................      15,510          15,337
  Less:  Accumulated depreciation and amortization................................      (5,425)         (4,930)
                                                                                       -------         -------
    Net property, plant and equipment.............................................      10,085          10,407
                                                                                       -------         -------

Goodwill, net of amortization of $2,059,000  and
    $1,929,000, respectively......................................................       2,226           2,355
Deferred income taxes.............................................................       1,824           1,824
Other assets, net.................................................................         103              81
                                                                                       -------         -------
                                                                                       $18,192         $18,993
                                                                                       =======         =======
       Liabilities and Stockholders' Equity
       ------------------------------------
Current liabilities:
  Current portion of long-term debt...............................................     $     -         $   138
  Accounts payable................................................................         592             418
  Accrued liabilities.............................................................         710           1,012
  Accrued EPA costs...............................................................       1,200           1,200
  Income taxes....................................................................         517             334
                                                                                       -------         -------
    Total current liabilities.....................................................       3,019           3,102

Long-term debt....................................................................           -             937
Accrued EPA costs.................................................................       1,533           1,570
                                                                                       -------         -------
    Total liabilities.............................................................       4,552           5,609
                                                                                       -------         -------

Stockholders' equity:
  Preferred stock $.01 par value; 5,000,000 shares
     authorized; no shares issued and outstanding.................................           -               -
  Common stock $.05 par value; 30,000,000 shares
     authorized; outstanding shares 7,786,878.....................................         389             389
  Additional paid-in capital......................................................      16,583          16,583
  Retained earnings...............................................................       5,823           5,522
  Treasury stock, at cost, 3,823,012 and
     3,788,012 shares, respectively...............................................      (9,155)         (9,110)
                                                                                       -------         -------
Total stockholders' equity........................................................      13,640          13,384
                                                                                       -------         -------
                                                                                       $18,192         $18,993
                                                                                       =======         =======
See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                          BFX HOSPITALITY GROUP, INC.

          Consolidated Condensed Statements of Operations (Unaudited)
          ----------------------------------------------------------


                                                        Three Months
                                                       Ended March 31,
                                                    --------------------
                                                      2000         1999
                                                    -------      -------
                                                  (In thousands, except per
                                                        share amounts)


Net revenues....................................    $ 4,531      $ 4,725
                                                     ------       ------
Cost of goods sold (exclusive of depreciation)..      1,028        1,144
Selling, general and administrative.............      2,824        3,006
Depreciation and amortization...................        306          399
                                                     ------       ------
 Total operating costs and expenses                   4,158        4,549
                                                     ------       ------

Net income before other income
  and income taxes..............................        373          176
                                                     ------       ------

Other income (expense):
 Interest income................................         21           26
 Interest expense...............................          -          (24)
                                                     ------       ------
                                                         21            2
                                                     ------       ------

Income before income taxes......................        394          178
Income tax expense..............................        171           94
                                                     ------       ------
Net income......................................     $  223       $   84
                                                     ======       ======
Basic and diluted earnings per share:

Net income......................................     $ 0.06       $ 0.02
                                                     ======       ======

Weighted average common shares outstanding......      3,965        3,995
                                                     ======       ======


See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                          BFX HOSPITALITY GROUP, INC.

          Consolidated Condensed Statements of Operations (Unaudited)
          ----------------------------------------------------------


                                                         Six Months
                                                       Ended March 31,
                                                    --------------------
                                                      2000         1999
                                                    -------      -------
                                                  (In thousands, except per
                                                        share amounts)


Net revenues....................................    $ 8,585      $ 8,498
                                                    -------      -------

Cost of goods sold (exclusive of depreciation)..      1,995        2,093
Selling, general and administrative.............      5,466        5,866
Depreciation and amortization...................        623          779
                                                    -------      -------
 Total operating costs and expenses                   8,084        8,738
                                                    -------      -------

Net income (loss) before other income
  and income taxes..............................        501         (240)
                                                    -------      -------

Other income (expense):
 Interest income................................         54           70
 Interest expense...............................        (21)         (48)
                                                    -------      -------
                                                         33           22
                                                    -------      -------

Income (loss) before income taxes...............        534         (218)
Income tax expense (benefit)....................        233          (38)
                                                    -------      -------
Net income (loss)...............................    $   301      $  (180)
                                                    =======      =======

Basic and diluted earnings per share:

Net income (loss)...............................    $  0.08      $ (0.04)
                                                    =======      =======

Weighted average common shares outstanding......      3,976        4,036
                                                    =======      =======


See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                          BFX HOSPITALITY GROUP, INC.

           Consolidated Condensed Statements of Cash Flow (Unaudited)
           ----------------------------------------------------------



                                                     Six Months
                                                   Ended March 31,
                                                --------------------
                                                  2000        1999
                                                --------    --------
                                                   (In thousands)

Net cash used in operating activities.........  $    769    $ (1,180)
                                                --------    --------

Cash flows from investing activities:
  Additions to property, plant and equipment..      (173)     (1,578)
                                                --------    --------
Net cash used in investing activities.........      (173)     (1,578)
                                                --------    --------

Cash flows from financing activities:
  Repayments of long-term debt................    (1,075)        (69)
  Purchase of short-term investments..........    (1,721)          -
  Treasury stock purchases....................       (45)       (242)
                                                --------    --------
Net cash used in financing activities.........    (2,841)       (311)
                                                --------    --------

Net increase (decrease) in cash                   (2,245)     (3,069)
Cash at beginning of period...................     3,036       5,342
                                                --------    --------

Cash at end of period.........................  $    791    $  2,273
                                                ========    ========


         Supplemental Disclosures of Cash Flow Information (Unaudited)
         -------------------------------------------------------------

Supplemental schedule of cash payments:

                                                     Six Months
                                                   Ended March 31,
                                                --------------------
                                                  2000        1999
                                                --------    --------
                                                   (In thousands)

Cash paid for:
 Interest................................       $     21    $     48
 Income taxes............................             50         582



See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                          BFX HOSPITALITY GROUP, INC.

        Notes to Consolidated Condensed Financial Statements (Unaudited)
        ----------------------------------------------------- ---------



Note A
------

     In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of BFX Hospitality Group, Inc. (the Company), as of March 31, 2000, the results of its operations for the three and six month periods ended March 31, 2000 and 1999 and its cash flows for the six month periods ended March 31, 2000 and 1999.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1999 BFX Hospitality Group, Inc. Form 10-K.



Note B
------

     The results of operations for the three and six month periods ended
March 31, 2000 are not necessarily indicative of the results to be expected for the full year.



Note C
------

     During 1997, the United States Environmental Protection Agency (EPA) issued a revised Record of Decision (ROD) with respect to the Company's Superfund Site in Vestal, New York requiring removal and treatment of contaminated soil. In June 1998, the Company signed a Consent Decree with the EPA in regard to the implementation of the agreed-upon remedy and on-going monitoring of the property. At March 31, 2000, the Company has a total liability accrued of $2,733,000 representing the estimated future costs of implementing the agreed-upon remedy. The Company anticipates $1,200,000 to be incurred during the next 12 months and this amount is included in accrued liabilities in the accompanying Consolidated Condensed Balance Sheet

                          BFX HOSPITALITY GROUP, INC.


Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

General Information

     At March 31, 2000, the Company owned and operated food service, lodging and entertainment facilities in Texas and Louisiana.


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


Results of Operations

     Revenues for the 2000 three month period decreased 4% and revenues for the six month period increased 1% both due to increased sales at Cats Meow offset by sales declines at each of the three Cabo units.

     Consolidated costs of sales (which consist primarily of food and beverage costs) during the 2000 three and six month periods versus 1999 decreased 10% and 5%, respectively. As a percent of related revenue, these costs were 23% during the 2000 three month period versus 24% a year earlier. For the six month period, the costs were 23% versus 25% a year earlier. The decrease in absolute dollars and the decrease in costs as a percent of revenue is due to increased operating efficiencies at each of the Cabo units and at the Stockyards Hotel.

     Consolidated selling, general and administrative expenses for the 2000 three and six month period decreased 6% and 7%, respectively, compared to 1999. The primary reason for the decrease is increased operating efficiencies at each of the Cabo units and at the Stockyards Hotel.

     The decrease in interest income to $21,000 for the 2000 three month period from $26,000 in 1999 and the decrease to $54,000 for the 2000 six month period from $70,000 in 1999 is due to the reduction in cash balances due to investing and financing activities in fiscal 1999. See Liquidity and Capital Resources.

     The decrease in interest expense to $0 for the 2000 three month period from $24,000 in 1999 and to $21,000 for the 2000 six month period from $48,000 in 2000 is primarily due to the reduction of a mortgage loan balance under the terms of the Company's note agreement and to the repayment of this note during the first quarter of fiscal 2000.


Liquidity and Capital Resources

     The Company's cash decreased $2,245,000 from $3,036,000 at September 30, 1999 to $791,000 at March 31, 2000. The cash used in operating activities during the six months ended March 31, 2000 was primarily due to net income of $301,000 plus non-cash items of depreciation and amortization of $623,000.

     Cash used for investing activities of $173,000 related primarily to capital improvements at Cabo Travis.

     Cash used for financing activities of $2,841,000 was primarily the result of the Company purchasing $1,721,000 of treasury bills (at discounted value) with original maturities in excess of 90 days and repayment of $1,075,000 related to a bank loan assumed in the acquisition of the Stockyards Hotel.

     During 1997, the United States Environmental Protection Agency (EPA) issued a revised Record of Decision (ROD) with respect to the Company's Superfund Site in Vestal, New York requiring removal and treatment of contaminated soil. In June 1998, the Company signed a Consent Decree with the EPA in regard to the implementation of the agreed-upon remedy and on-going monitoring of the property. At March 31, 2000, the Company has a total liability accrued of $2,733,000 representing the estimated future costs of implementing the agreed-upon remedy. The Company anticipates $1,200,000 to be incurred during the next 12 months and this amount is included in accrued liabilities in the accompanying Consolidated Condensed Balance Sheet


Item 3 - Quantitative and Qualitative Disclosure About Market Risk

     Not applicable.

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


                                        BFX HOSPITALITY GROUP, INC.
                                        (Registrant)



                                        By:  /s/ Robert H. McLean
                                             ------------------------
                                                 Chairman of the Board
                                                 and President
May 9, 2000
-----------



                                        By:  /s/ Robert Korman
                                             -------------------------
                                                 Vice President and
                                                 Chief Financial Officer

May 9, 2000
-----------