Form 10-Q
period 2000-06-30
BFX HOSPITALITY GROUP INC
filed 2000-08-11
CIK 351220

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

     For the quarterly period ended June 30, 2000 or

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

     For the transition period from          to
                                    --------    -------------

     Commission file number 1-9822


                          BFX HOSPITALITY GROUP, INC.
                          ---------------------------
            (Exact Name of Registrant as Specified in its Charter)

         Delaware                                        75-1732794
        ----------                                      ------------
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
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Number of shares outstanding at:
           Class                                        July 31, 2000
           -----                                        -------------
Common stock, $.05 par value                              3,968,866

                          BFX HOSPITALITY GROUP, INC.

                                     Index
                                     -----





                                                                            Page
                                                                            ----

Part I - Financial Information............................................     3

Item 1 - Financial Statements.............................................     3

Consolidated Condensed Balance Sheets June 30, 2000 (Unaudited)
  and September 30, 1999..................................................     3

Consolidated Condensed Statements of Operations (Unaudited)
  Three Months Ended June 30, 2000 and 1999...............................     4

Consolidated Condensed Statements of Operations (Unaudited)
  Nine Months Ended June 30, 2000 and 1999................................     5

Consolidated Condensed Statements of Cash Flow (Unaudited)
  Nine Months Ended June 30, 2000 and 1999................................     6

Supplemental Disclosures of Cash Flow Information (Unaudited).............     6

Notes to Consolidated Condensed Financial Statements (Unaudited)..........     7

Item 2 - Management's Discussion and Analysis of Financial Condition and
  Results of Operations...................................................     9

Item 3 - Quantitative and Qualitative Disclosure About Market Risk........    11

Part II - Other Information...............................................    12

Signatures................................................................    13

PART I  - FINANCIAL INFORMATION

Item 1. - Financial Statements
                          BFX HOSPITALITY GROUP, INC.

                     Consolidated Condensed Balance Sheets
                     -------------------------------------

                                                                                      June 30,      September 30,
                                                                                        2000            1999
                                                                                      --------        --------
                                                                                     (Unaudited)
                    Assets                                                                 (In thousands)
                    ------
Current assets:
  Cash and cash equivalents.......................................................     $   843         $ 3,036
  Short-term investments..........................................................       2,833               -
  Accounts receivable.............................................................         292             286
  Note receivable.................................................................          43               -
  Inventories.....................................................................         213             208
  Income tax receivable...........................................................           -             698
  Prepaid and other current assets................................................         256              98
                                                                                       -------         -------
     Total current assets.........................................................       4,480           4,326
                                                                                       -------         -------

Property, plant and equipment, at cost:
  Land, building and improvements.................................................      15,573          15,337
  Less:  Accumulated depreciation and amortization................................      (5,635)         (4,930)
                                                                                       -------         -------
    Net property, plant and equipment.............................................       9,938          10,407
                                                                                       -------         -------

Goodwill, net of amortization of $2,146,000 and
    $1,929,000, respectively......................................................       2,138           2,355
Deferred income taxes.............................................................       1,726           1,824
Other assets, net.................................................................         134              81
                                                                                       -------         -------
                                                                                       $18,416         $18,993
                                                                                       =======         =======
       Liabilities and Stockholders' Equity
       ------------------------------------
Current liabilities:
  Current portion of long-term debt...............................................     $     -         $   138
  Accounts payable................................................................         589             418
  Accrued liabilities.............................................................         811           1,012
  Accrued EPA costs...............................................................       1,600           1,200
  Income taxes....................................................................         639             334
                                                                                       -------         -------
    Total current liabilities.....................................................       3,639           3,102

Long-term debt....................................................................           -             937
Accrued EPA costs.................................................................         923           1,570
                                                                                       -------         -------
    Total liabilities.............................................................       4,562           5,609
                                                                                       -------         -------

Stockholders' equity:
  Preferred stock $.01 par value; 5,000,000 shares
     authorized; no shares issued and outstanding.................................           -               -
  Common stock $.05 par value; 30,000,000 shares
     authorized; outstanding shares 7,786,878.....................................         389             389
  Additional paid-in capital......................................................      16,583          16,583
  Retained earnings...............................................................       6,023           5,522
  Treasury stock, at cost, 3,818,012 and
     3,788,012 shares, respectively...............................................      (9,141)         (9,110)
                                                                                       -------         -------
Total stockholders' equity........................................................      13,854          13,384
                                                                                       -------         -------
                                                                                       $18,416         $18,993
                                                                                       =======         =======

See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                          BFX HOSPITALITY GROUP, INC.

          Consolidated Condensed Statements of Operations (Unaudited)
          ----------------------------------------------------------

                                                           Three Months
                                                          Ended June 30,
                                                         ---------------
                                                          2000     1999
                                                         ------   ------
                                                   (In thousands, except per
                                                         share amounts)

Net revenues....................................         $4,456   $4,359
                                                         ------   ------

Cost of goods sold (exclusive of depreciation)..          1,068    1,038
Selling, general and administrative.............          2,777    2,964
Depreciation and amortization...................            299      402
                                                         ------   ------
   Total operating costs and expenses                     4,144    4,404
                                                         ------   ------

Net income (loss) before other income
 and income taxes...............................            312      (45)
                                                         ------   ------

Other income (expense):
  Interest income...............................             29       31
  Interest expense..............................              -      (22)
                                                         ------   ------
                                                             29        9
                                                         ------   ------

Income (loss) before income taxes...............            341      (36)
Income tax expense..............................            141       12
                                                         ------   ------
Net income (loss)...............................         $  200   $  (48)
                                                         ======   ======


Basic and diluted earnings per share:

Net income (loss)...............................         $ 0.05   $(0.01)
                                                         ======   ======

Weighted average common shares outstanding......          3,963    4,016
                                                         ======   ======


See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                          BFX HOSPITALITY GROUP, INC.

          Consolidated Condensed Statements of Operations (Unaudited)
          ----------------------------------------------------------

                                                              Nine Months
                                                             Ended June 30,
                                                            ----------------
                                                         2000             1999
                                                       --------         --------
                                                       (In thousands, except per
                                                             share amounts)

Net revenues....................................        $13,041          $12,857
                                                        -------          -------

Cost of goods sold (exclusive of depreciation)..          3,063            3,131
Selling, general and administrative.............          8,243            8,830
Depreciation and amortization...................            922            1,181
                                                        -------          -------
   Total operating costs and expenses                    12,228           13,142
                                                        -------          -------

Net income (loss) before other income
 and income taxes...............................            813             (285)
                                                        -------          -------

Other income (expense):
  Interest income...............................             83              101
  Interest expense..............................            (21)             (70)
                                                        -------          -------
                                                             62               31
                                                        -------          -------

Income (loss) before income taxes...............            875             (254)
Income tax expense (benefit)....................            374              (26)
                                                        -------          -------
Net income (loss)...............................        $   501          $  (228)
                                                        =======          =======


Basic and diluted earnings per share:

Net income (loss)...............................        $  0.13          $ (0.06)
                                                        =======          =======

Weighted average common shares outstanding......          3,972            4,030
                                                        =======          =======


See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                          BFX HOSPITALITY GROUP, INC.

           Consolidated Condensed Statements of Cash Flow (Unaudited)
           ----------------------------------------------------------



                                                         Nine Months
                                                        Ended June 30,
                                                       ----------------
                                                        2000      1999
                                                        ----      ----
                                                       (In thousands)


Net cash provided by (used in) operating activities..  $ 2,002   $    (7)
                                                       -------   -------

Cash flows from investing activities:
  Additions to property, plant and equipment.........     (236)   (1,632)
                                                       -------   -------
Net cash used in investing activities................     (236)   (1,632)
                                                       -------   -------

Cash flows from financing activities:
  Repayments of long-term debt.......................   (1,075)     (103)
  Purchase of short-term investments.................   (2,833)        -
  Treasury stock purchases...........................      (51)     (242)
                                                       -------   -------
Net cash used in financing activities................   (3,959)     (345)
                                                       -------   -------

Net increase (decrease) in cash                         (2,193)   (1,984)
Cash at beginning of period..........................    3,036     5,342
                                                       -------   -------

Cash at end of period................................  $   843   $ 3,358
                                                       =======   =======




         Supplemental Disclosures of Cash Flow Information (Unaudited)
         -------------------------------------------------------------



Supplemental schedule of cash payments:
                                                     Nine Months
                                                    Ended June 30,
                                                    --------------
                                                     2000    1999
                                                     ----    ----
                                                    (In thousands)
Cash paid for:
 Interest................................            $ 21    $ 48
 Income taxes............................              69     582




See accompanying notes to unaudited Consolidated Condensed Financial Statements.

                          BFX HOSPITALITY GROUP, INC.

        Notes to Consolidated Condensed Financial Statements (Unaudited)
        ----------------------------------------------------- ---------



Note A
------

     In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of BFX Hospitality Group, Inc. (the Company), as of June 30, 2000, the results of its operations for the three and nine month periods ended June 30, 2000 and 1999 and its cash flows for the nine month periods ended June 30, 2000 and 1999.

     The accounting policies followed by the Company are set forth in Note
1 to the Company's financial statements in the 1999 BFX Hospitality Group, Inc. Form 10-K.



Note B
------

     The results of operations for the three and nine month periods ended
June 30, 2000 are not necessarily indicative of the results to be expected for the full year.



Note C
------

     During 1997, the United States Environmental Protection Agency (EPA) issued a revised Record of Decision (ROD) with respect to the Company's Superfund Site in Vestal, New York requiring removal and treatment of contaminated soil. In June 1998, the Company signed a Consent Decree with the EPA in regard to the implementation of the agreed-upon remedy and on-going monitoring of the property. At June 30, 2000, the Company has a total liability accrued of $2,523,000 representing the estimated future costs of implementing the agreed-upon remedy. The Company anticipates $1,600,000 to be incurred during the next 12 months.



Note D
------

     On July 27, 2000, Robert H. McLean, Chairman of the Board and Chief Executive Officer, made a preliminary proposal to the Company's Board of Directors to acquire all of the outstanding stock of the Company at $2.25 per share, subject to obtaining satisfactory financing and certain other conditions. The acquisition would be pursuant to a merger of the Company with an entity that would be formed by Mr. McLean; Robert Korman, Vice President and Chief Financial Officer; Frank J. Milan, Vice President; Terry Kearney, Vice President; Walter
D. Rogers, Director and Hampton Hodges, Director. The Board of Directors formed an Independent Committee to consider management's preliminary proposal as well as the prospects for the Company continuing to stay public. Any transaction that may be entered into would be subject to approval by the Independent Committee, the Board of Directors and the shareholders, and to any other conditions or approvals.

Note E
------

     In August 2000, the Company agreed to sell two Cabo restaurants located in Houston, Texas to an investor group headed by Enron Investment Partners of Houston, Texas for $3,500,000 in cash. It is anticipated that the sale will be closed during the third week of August with a gain of approximately $1,000,000, net of tax, recognized at that time.

BFX HOSPITALITY GROUP, INC.


Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

General Information

     At June 30, 2000, the Company owned and operated food service, lodging and entertainment facilities in Texas and Louisiana.


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


Results of Operations

     Revenues for the 2000 three and nine month period increased 2% and 1%, respectively, due to increased sales at Cat's Meow and the Stockyards Hotel offset by sales declines at Cabo Shepherd and Cabo Fort Worth.

     Consolidated costs of sales (which consist primarily of food and beverage costs) during the 2000 three and nine month periods versus 1999 increased 3% and decreased 2%, respectively. As a percent of related revenue, these costs were 24% during the 2000 three month period versus 24% a year earlier. For the nine month period, the costs were 23% versus 24% a year earlier. The decrease in absolute dollars and the decrease in costs as a percent of revenue for the nine month period is due to increased operating efficiencies at each of the Cabo units and at the Stockyards Hotel.

     Consolidated selling, general and administrative expenses for the 2000 three and nine month period decreased 6% and 7%, respectively, compared to 1999. The primary reason for the decrease is increased operating efficiencies at each of the Cabo units and at the Stockyards Hotel.

     The decrease in interest income to $29,000 for the 2000 three month period from $31,000 in 1999 and the decrease to $83,000 for the 2000 nine month period from $101,000 in 1999 is due to the reduction in cash balances due to investing and financing activities in fiscal 1999. See Liquidity and Capital Resources.

     The decrease in interest expense to $0 for the 2000 three month period from $22,000 in 1999 and to $21,000 for the 2000 nine month period from $70,000 in 2000 is primarily due to the reduction of a mortgage loan balance under the terms of the Company's note agreement and to the repayment of this note during the first quarter of fiscal 2000.

Liquidity and Capital Resources

     The Company's cash decreased $2,193,000 from $3,036,000 at September 30, 1999 to $843,000 at June 30, 2000. The $2,002,000 of cash flows provided by operating activities during the nine months ended June 30, 2000 was primarily due to net income of $501,000 plus non-cash items of depreciation and amortization of $922,000 and to an income tax refund of $797,000.

     Cash used for investing activities of $236,000 related primarily to capital improvements at Cabo Travis.

     Cash used for financing activities of $3,959,000 was primarily the result of the Company purchasing $2,833,000 of treasury bills (at discounted value) with original maturities in excess of 90 days and repayment of $1,075,000 related to a bank loan assumed in the acquisition of the Stockyards Hotel.

     During 1997, the United States Environmental Protection Agency (EPA) issued a revised Record of Decision (ROD) with respect to the Company's Superfund Site in Vestal, New York requiring removal and treatment of contaminated soil. In June 1998, the Company signed a Consent Decree with the EPA in regard to the implementation of the agreed-upon remedy and on-going monitoring of the property. At June 30, 2000, the Company has a total liability accrued of $2,523,000 representing the estimated future costs of implementing the agreed-upon remedy. The Company anticipates $1,600,000 to be incurred during the next 12 months.

     In August 2000, the Company agreed to sell two Cabo restaurants located in Houston, Texas to an investor group headed by Enron Investment Partners of Houston, Texas for $3,500,000 in cash. It is anticipated that the sale will be closed during the third week of August with a gain of approximately $1,000,000, net of tax, recognized at that time. The cash will be invested in short-term investments.


Proposed Tender Offer

     On July 27, 2000, Robert H. McLean, Chairman of the Board and Chief Executive Officer, made a preliminary proposal to the Company's Board of Directors to acquire all of the outstanding stock of the Company at $2.25 per share, subject to obtaining satisfactory financing and certain other conditions. The acquisition would be pursuant to a merger of the Company with an entity that would be formed by Mr. McLean; Robert Korman, Vice President and Chief Financial Officer; Frank J. Milan, Vice President; Terry Kearney, Vice President; Walter
D. Rogers, Director and Hampton Hodges, Director. The Board of Directors formed an Independent Committee to consider management's preliminary proposal as well as the prospects for the Company continuing to stay public. Any transaction that may be entered into would be subject to approval by the Independent Committee, the Board of Directors and the shareholders, and to any other conditions or approvals.

New Accounting Pronouncements

     Accounting for derivatives and hedging activities - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." The provisions of SFAS No. 133 are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not believe that the adoption of SFAS No. 133 will have a significant impact on the Company's financial statements.

     Revenue recognition - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 is to be implemented no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Based on management's review of SAB 101 to date, we do not believe that the interpretations will materially affect the Company's current revenue recognition policies, and thus will not have a significant impact on its future results of operations or financial position.



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


                                   BFX HOSPITALITY GROUP, INC.
                                   (Registrant)



                                   By: /s/ Robert H. McLean
                                       --------------------
                                           Chairman of the Board
                                           and President
August 11, 2000
---------------



                                   By: /s/ Robert Korman
                                       -----------------
                                           Vice President and
                                           Chief Financial Officer

August 11, 2000
---------------